Form 10-Q
period 2016-09-30
Helpful Alliance Co
filed 2016-11-07
CIK 1561257

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2016

OR

[ ]	TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission file number: 333-205358

HELPFUL ALLIANCE COMPANY

(Exact Name of Registrant as Specified in Its Charter)

Florida	45-5023152
(State of Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification Number)

700 West Hillsboro Blvd, Suite 1-100 Deerfield Beach, FL	33441
(Address of Principal Executive Offices)	(Zip Code)

(754) 227-5783

(Registrant’s Telephone Number, Including Area Code)

With a copy to:

Philip Magri, Esq.

Magri Law, LLC

2642 NE 9th Avenue

Fort Lauderdale, FL 33334

T: (646) 502-5900

F: (646) 826-9200

pmagri@magrilaw.com

www.magrilaw.com

N/A

(Former Name, Former Address and Former Fiscal Year, If Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [  ] No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [  ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ] No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date. As of November 7, 2016, there were 2,100,000 shares of Common Stock, $0.001 par value per share, issued and outstanding.

2

HELPFUL ALLIANCE COMPANY

INDEX TO FINANCIAL STATEMENTS

September 30, 2016

HELPFUL ALLIANCE COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2016	December 31, 2015
	(unaudited)	(restated)
ASSETS
CURRENT ASSETS:
Cash	$18,943	$214,784
Notes interest receivable	6,389	62,952
Notes interest receivable - related party, net	-	-
Notes receivable	-	530,000
Notes receivable - related party, net	-	-
Due from affiliate	-	507
Prepaid expenses and other current assets	1,839	3,884
Total Current Assets	27,171	812,127
OTHER ASSETS:
Equipment, net	1,913	2,123
Land held for development	328,147	211,336
Notes receivable	-	81,000
Patent costs	11,850	8,345
Total Other Assets	341,910	302,804
TOTAL ASSETS	$369,081	$1,114,931
LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	$80,003	$49,959
Accrued expenses	41,077	15,819
Accrued interest payable	86,520	112,444
Note payable	600,000	-
Convertible note payable	400,000	1,400,000
Total Current Liabilities	1,207,600	1,578,222
LONG TERM LIABILITIES:
Notes payable, related party	342,000	-
Total Long Term Liabilities	342,000	-
TOTAL LIABILITIES	1,549,600	1,578,222
COMMITMENTS AND CONTINGENCIES (NOTE 16)
STOCKHOLDERS’ DEFICIT:
Preferred stock ($0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding)	-	-
Common stock - series X, ($0.001 par value; 40,000,000 shares authorized; 6,606,250 and 8,206,250 shares issued and outstanding at September 30, 2016 December 31, 2015, respectively )	6,606	8,206
Common stock, ($0.001 par value; 200,000,000 shares authorized;
2,100,000 and 2,100,000 shares issued and outstanding at September 30, 2016 December 31, 2015, respectively )	2,100	2,100
Additional paid-in capital	875,166	528,151
Accumulated deficit	(2,064,391)	(1,001,748)
TOTAL STOCKHOLDERS’ DEFICIT	(1,180,519)	(463,291)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$369,081	$1,114,931

The accompanying notes are an integral part of these financial statements.

HELPFUL ALLIANCE COMPANY

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(consolidated)		(consolidated)
REVENUES	$6,390	$73,532	$144,795	$166,579
OPERATING EXPENSES
Compensation	194,021	106,217	518,717	187,667
Professional fees	37,119	65,320	97,640	252,955
Interest expense	30,627	28,342	88,728	99,102
Bad debt recovery	-	-	-	(179,197)
Amortization of debt discount	-	-	434,182	-
Other selling, general and administrative	13,312	12,682	68,287	54,484
TOTAL OPERATING EXPENSES	275,079	212,561	1,207,554	415,011
LOSS FROM OPERATIONS	(268,689)	(139,029)	(1,062,759)	(248,432)
OTHER INCOME
Other income	-	50	116	151
TOTAL OTHER INCOME	-	50	116	151
NET LOSS	$(268,689)	$(138,979)	$(1,062,643)	$(248,281)
NET LOSS PER COMMON SHARE
Basic and diluted	$(0.13)	$(0.07)	$(0.51)	$(0.11)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic and diluted	2,100,000	2,100,000	2,100,000	2,360,073

The accompanying notes are an integral part of these financial statements.

HELPFUL ALLIANCE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the Nine Months Ended September 30, 2016

(Unaudited)

	Preferred Stock		Common Stock – Series X		Common Stock		Additional		Total
	Number of		Number of		Number of		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2015 (Restated)	-	$-	8,206,250	$8,206	2,100,000	$2,100	$528,151	$(1,001,748)	$(463,291)
Stock option issuance	-	-	-	-	-	-	1,233	-	1,233
Debt discount on warrant issued for extension of note payable	-	-	-		-	-	434,182	-	434,182
Series-X common stock repurchased and retired	-	-	(1,600,000)	(1,600)	-	-	(88,400)	-	(90,000)
Net loss	-	-	-	-	-	-	-	(1,062,643)	(1,062,643)
Balance at September 30, 2016 (Unaudited)	-	$-	6,606,250	$6,606	2,100,000	$2,100	$875,166	$(2,064,391)	$(1,180,519)

The accompanying notes are an integral part of these financial statements.

HELPFUL ALLIANCE COMPANY

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	September 30,
	2016	2015
	(consolidated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,062,643)	$(248,281)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	210	210
Bad debt recovery	-	(179,197)
Stock option compensation	1,233	46
Amortization of debt discount	434,182	-
Changes in operating assets and liabilities:
Note interest receivable	56,563	(45,052)
Notes receivable	411,000	700,000
Due from affiliate	507	-
Prepaid expenses and other current assets	2,045	389,356
Accounts payable	30,045	16,456
Accrued expenses	25,258	6,183
Accrued interest payable	(25,924)	(27,676)
Land development cost	(116,811)	-
Customer advances	-	(3,503)
Net cash (used in) provided by operating activities	(244,335)	608,542
CASH FLOWS FROM INVESTING ACTIVITIES
Patent cost	(3,506)	-
Net cash used in investing activities	(3,506)	-
CASH FLOWS FROM FINANCING ACTIVITIES
Note payable	542,000	-
Repayment of note payable	(400,000)	(160,000)
Repurchase of Series-X common stock	(90,000)	-
Warrant purchase	-	100,000
Net cash provided by (used in) financing activities	52,000	(60,000)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(195,841)	548,542
CASH - BEGINNING OF PERIOD	214,784	534,616
CASH - END OF PERIOD	$18,943	$1,083,158
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$114,652	$126,778
NON-CASH INVESTING AND FINANCING ACTIVITIES
Issuance of common stock for patents	$-	$8,145
Issuance of series x common stock for conversion of convertible note	$-	$330,000
Retirement of Series-X common stock	$1,600	$-
Debt discount on note payable	$434,182	$-
Assignment of notes receivable in satisfaction of notes payable	$200,000	$-

The accompanying notes are an integral part of these financial statements.

HELPFUL ALLIANCE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

(Unaudited)

NOTE 1 – ORGANIZATION AND NATURE OF OPERATIONS

Helpful Alliance Company was incorporated in April 2012 in State of Florida. Helpful Alliance Company (the “Company”) is a real-estate developer with the activities in three areas: construction, business development, and financial assistance. The Company’s construction arm manages the construction, remodeling and sale of residential properties. Its business development arm develops affordable home kits and its proprietary assembly methods and tools. Its financial activities arm provides residential and commercial loans in which real estate properties are used as collaterals.

We are an emerging growth company as defined in the JOBS Act. As an emerging growth company, we have elected, pursuant to Section 107(b) of the JOBS Act, to take advantage of the extended transition period provided in Securities Act Section 7(a)(2)(B) for complying with new or revised accounting standards. We will therefore delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. We may take advantage of this extended transition period provided in Securities Act Section 7(a)(2)(B) until the first to occur of the date we (i) are no longer an “emerging growth company” or (ii) affirmatively and irrevocably opt out of the extended transition period provided in Securities Act Section 7(a)(2)(B). As such, our financial statements may not be comparable to companies that comply with public company effective dates.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going concern

These financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business.

As reflected in the accompanying unaudited financial statements, the Company had a net loss of $1,062,643 and $248,281 for the nine months ended September 30, 2016 and 2015, respectively, an accumulated deficit of $2,064,391 and working capital deficit of $1,180,429 at September 30, 2016. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital, implement its business plan, and generate significant revenues. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management is continuing with its plan to expand operations in construction and business development, which requires substantial additional working capital. The management believes that its current operating strategy, combined with continued funding, will provide the opportunity for the Company to continue as a going concern. The Company plans on raising capital through the sale of equity or debt instruments to implement its business plan. The Company remains dependent upon outside investors or its controlling stockholders to fund its operations. There is no assurance that the Company will raise the required capital or succeed in the realization of its business plans.

HELPFUL ALLIANCE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

(Unaudited)

Principles of consolidation

The accompanying consolidated financial statements include the accounts of Helpful Alliance Company Inc., its wholly-owned subsidiary, Seasons Creek Development LLC, from inception on November 30, 2015 and its wholly-owned subsidiary, River City Park LLC, from inception on May 3, 2016 and have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). All intercompany transactions and balances have been eliminated.

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the economic environment, which management believes to be reasonable under the circumstances. Management adjusts such estimates and assumptions when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ from those estimates. Significant estimates during the nine months ended September 30, 2016 and 2015 include valuation of warrant and allowance for doubtful accounts.

Basis of presentation

The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with GAAP have been condensed or omitted.

In our opinion, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly our financial position as of September 30, 2016, the results of our operations for the three and nine months ended September 30, 2016 and 2015, and our cash flows for the nine months ended September 30, 2016 and 2015. The results of our operations for the nine months ended September 30, 2016 are not necessarily indicative of the results to be expected for the full year due to seasonal variations in operating results and other factors. The balance sheet at December 31, 2015 has been taken from the audited financial statements as of that date. These unaudited financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2015.

Fair value of financial instruments and fair value measurements

The Company adopted the guidance of Accounting Standards Codification (“ASC”) 820 for fair value measurements which clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

Level 1-Inputs are unadjusted quoted prices in active markets for identical assets or liabilities available at the measurement date.

Level 2-Inputs are unadjusted quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, inputs other than quoted prices that are observable, and inputs derived from or corroborated by observable market data.

Level 3-Inputs are unobservable inputs which reflect the reporting entity’s own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information.

HELPFUL ALLIANCE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

(Unaudited)

The carrying amounts reported in the balance sheets for cash, current notes receivable, accounts payable and accrued expenses, accrued interest payable and due to officer approximate their fair market value based on the short-term maturity of these instruments. Furthermore, non-current notes receivable amounts approximate their fair value since they carry market rates of interest. The Company did not have any non-financial assets or liabilities that are measured at fair value on a recurring basis as of September 30, 2016.

ASC 825-10 “Financial Instruments”, allows entities to voluntarily choose to measure certain financial assets and liabilities at fair value (fair value option). The fair value option may be elected on an instrument-by-instrument basis and is irrevocable, unless a new election date occurs. If the fair value option is elected for an instrument, unrealized gains and losses for that instrument should be reported in earnings at each subsequent reporting date. The Company did not elect to apply the fair value option to any outstanding instruments.

Cash and cash equivalents

Cash and cash equivalents consist of cash and short-term highly liquid investments purchased with original maturities of three months or less. There were no cash equivalents at September 30, 2016 and December 31, 2015.

Note interest receivables

Note interest receivables are stated at their estimated net realizable value. The Company reviews its accounts to estimate losses resulting from the inability of its customers to make required payments. Any required allowance is based on specific analysis of past due accounts and also considers historical trends of write-offs. Past due status is based on how recently payments have been received from customers. An allowance was deemed necessary for two customers in the amount of $501,120 at September 30, 2016 and December 31, 2015.

Notes receivable

10 provides general guidance for receivables and notes that receivables arise from credit

The Company follows FASB ASC 310-10 that provides general guidance for receivables and notes that arise from credit sales, loans, or other transactions. This Subtopic further discusses acquisition, development, and construction arrangements and provides “guidance for determining whether a lender should account for an acquisition, development, and construction arrangement as a loan or as an investment in real estate or a joint venture.”

Generally Accepted Accounting Principles (“GAAP”) requires that companies disclose the fair value of their notes receivable in the notes to the financial statements if they do not approximate their fair value. Also, GAAP recently changed to allow companies to choose to carry receivables at fair value in their balance sheets, with changes in fair value recognized as gains or losses in the income statements. The Company has not opted to carry its notes at fair value, and continues to carry its notes at face value.

HELPFUL ALLIANCE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

(Unaudited)

The Company forecloses on collateral properties for which the notes that are six months in default by the borrower. The notice gives the borrower 10 business days to bring the account current or repay the loan when maturity is reached. Upon foreclosure on the collateral property, the property will be sold to pay off the debt.

When it becomes probable that a creditor will be unable to collect all amounts due according to the contractual terms of a note, the receivable is considered impaired and the Company does not record interest income on past due loans. When a creditor’s investment in a note receivable becomes impaired for any reason, the receivable is re-measured at the discounted present value of currently expected cash flows at the loan’s original effective rate. The difference between the carrying amount of the note and the discounted present value is the amount of impairment to be recorded.

Equipment

Equipment is carried at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. The cost of repairs and maintenance is expensed as incurred; major replacements and improvements are capitalized. When assets are retired or disposed of, the cost and accumulated depreciation are removed, and any resulting gains or losses are included in the Statement of Operations.

Land held for development

Land held for development and costs attributable to the development activities which are held for future development where no significant development has been undertaken is stated at cost less impairment costs (if any). When land held for development is sold any resulting gains or losses are included in the Statement of Operations. The Company acquired land held for future development in State of Virginia in December 2015 at historical cost of $211,336, which represents the purchase price. During the nine months ended September 30, 2016 the Company incurred costs attributable to the development activities in amount of $116,811, which were capitalized.

Patent costs

Patents are stated at cost and are being amortized on a straight-line basis over the estimated future periods to be benefited. Patents are recorded at the historical cost basis. The Company acquired a patent from an affiliated company in March 2015 valued at the historical cost basis, or $8,145, which represents the legal fees for filing the patent applications. In December 2015, the Company purchased a patent application from the Company’s founder valued at the historical cost basis, or $200, which represented the cost of filing fees associated with this patent application. During the nine months ended September 30, 2016 the Company incurred $3,506 in legal fees for patent application acquired in March 2015, and these costs were capitalized. The Company will begin amortizing these patent costs when the patent applications are approved, and therefore did not recognize any amortization expense for the nine months ended September 30, 2016 and 2015.

Impairment of long-lived assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value.

HELPFUL ALLIANCE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

(Unaudited)

Investment in Unconsolidated Investees

The Company accounts for investments in which the Company owns less than 20% of the investee, using the cost method under ASC-325-20 requires the Company to account for the investment at its historical cost (i.e., the purchase price) and appears as an asset on the balance sheet of the Company.

The Company makes investments in real estate development entities. The investments have the following criteria, so the Company accounts for the investment using the cost method:

●	The Company has no substantial influence over the investee (generally considered to be an investment of 20% or less of the shares of the investee).

●	The investment has no easily determinable fair value.

Once the Company records the initial transaction, there is no need to adjust it, unless there is evidence that the fair market value of the investment has declined to below the recorded historical cost. If so, the Company writes down the recorded cost of the investment to its new fair market value.

Stock-based compensation

Stock-based compensation is accounted for based on the requirements of the Share-Based Payment Topic of ASC 718 which requires recognition in the financial statements of the cost of employee and director services received in exchange for an award of equity instruments over the period the employee or director is required to perform the services in exchange for the award (presumptively, the vesting period). The ASC also requires measurement of the cost of employee and director services received in exchange for an award based on the grant-date fair value of the award. Stock-based compensation is included in Compensation expense and totaled $1,233 and $46 for the nine months ended September 30, 2016 and 2015, respectively.

Pursuant to ASC 505-50, for share-based payments to consultants and other third-parties, compensation expense is determined at the “measurement date.” The expense is recognized over the service period of the award. Until the measurement date is reached, the total amount of compensation expense remains uncertain. The Company initially records compensation expense based on the fair value of the award at the reporting date.

Revenue recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the purchase price is fixed or determinable and collectability is reasonably assured. The Company’s specific revenue recognition policies are as follows:

Interest Income: Revenue is earned on the interest bearing notes based on the effective yield of the financial instrument. In the nine months ended September 30, 2016 and 2015, the Company had $20,581 and $130,907 revenues, respectively, generated from interest income. The Company records income from the settlement and sale of collateral from notes held into revenue when the note or collateral is sold and the cash proceeds are received. During the three and nine months ended September 30, 2016, the Company recognized $124,214 of proceeds from the foreclosure and sale of one note.

HELPFUL ALLIANCE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

(Unaudited)

Construction: Revenues from the management of the construction, remodeling and sale of residential properties are recognized upon the sale of the properties. In the nine months ended September 30, 2016 and 2015, the Company had no revenues and $35,672, respectively, generated by construction activities.

Business Development: Revenues from sales of home kits are recognized when the sales are closed and home kits are delivered to the customer. In the nine months ended September 30, 2016 and 2015, the Company had no revenues generated by the sale of home kits.

Engineering consulting: Revenues from sales of engineering consulting services are earned when services are provided. In the nine months ended September 30, 2016 and 2015 the Company had no revenues generated by engineering consulting.

Segments

The Company follows the guidance of ASC 280-10 for “Disclosures about Segments of an Enterprise and Related Information.” During the nine months ended September 30, 2016 and 2015, the Company only operated in one segment.

Income taxes

Deferred income tax assets and liabilities arise from temporary differences associated with differences between the financial statements and tax basis of assets and liabilities, as measured by the enacted tax rates, which are expected to be in effect when these differences reverse. Deferred tax assets and liabilities are classified as current or non-current, depending upon the classification of the asset or liabilities to which they relate. Deferred tax assets and liabilities not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

The Company follows the provisions of FASB ASC 740-10 “Uncertainty in Income Taxes” (ASC 740-10). Certain recognition thresholds must be met before a tax position is recognized in the financial statements. An entity may only recognize or continue to recognize tax positions that meet a “more-likely-than-not” threshold. As of September 30, 2016 and December 31, 2015, the Company does not believe it has any uncertain tax positions that would require either recognition or disclosure in the accompanying financial statements.

Advertising and promotion

Advertising and promotion is expensed as incurred and is included in other selling, general and administrative expense and totaled $13,793 and $4,774 for the nine months ended September 30, 2016 and 2015, respectively.

HELPFUL ALLIANCE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

(Unaudited)

Research and development

Expenditures for research and product development costs are expensed as incurred and are included in other selling, general and administrative expense and totaled $21 and $0 for the nine months ended September 30, 2016 and 2015, respectively.

Basic and diluted earnings per share

Pursuant to ASC 260-10-45, basic earnings per common share is computed by dividing income (loss) available to common shareholders by the weighted average number of shares of common stock outstanding for the periods presented. Diluted income per share is computed by dividing net income (loss) by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. Diluted income (loss) per share reflects the potential dilution that could occur if securities were exercised or converted into common stock or other contracts to issue common stock resulting in the issuance of common stock that would then share in the Company’s income (loss) subject to anti-dilution limitations. Potentially dilutive common shares consist of common stock issuable for stock warrants, convertible debt, Series X - common stock, restricted stock options (using the treasury stock method). In periods where the Company has a net loss, all potentially dilutive securities are excluded from the computation of diluted shares outstanding as they would have had an anti-dilutive impact.

Net loss per share for each class of common stock is as follows:

	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015
Net loss per common shares outstanding:
Basic Common stock	$(0.51)	$(0.11)
Weighted average shares outstanding:
Basic Common stock	2,100,000	2,360,073
Total weighted average shares outstanding	2,100,000	2,360,073

	Three Months Ended September 30, 2016	Three Months Ended September 30, 2015
Net loss per common shares outstanding:
Basic Common stock	$(0.13)	$(0.07)
Weighted average shares outstanding:
Basic Common stock	2,100,000	2,100,000
Total weighted average shares outstanding	2,100,000	2,100,000

The Company’s aggregate common stock equivalents at September 30, 2016 and September 30, 2015 included the following:

	September 30, 2016	September 30, 2015
Convertible notes	250,000	875,000
Warrants for common stock	2,625,000	-2,000,000-
Series X - common stock	6,606,250	-8,206,250
Restricted stock options	1,432,000	432,000
Total	10,913,250	11,513,250

HELPFUL ALLIANCE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

(Unaudited)

Related parties

Parties are considered to be related to the Company if the parties, directly or indirectly, through one or more intermediaries, control, are controlled by, or are under common control with the Company. Related parties also include principal owners of the Company, its management, members of the immediate families of principal owners of the Company and its management and other parties with which the Company may deal with if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests. The Company discloses all related party transactions. All transactions are recorded at historical cost of the goods or services exchanged.

Recent accounting pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases, which will amend current lease accounting to require lessees to recognize (i) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis, and (ii) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2016-02 does not significantly change lease accounting requirements applicable to lessors; however, certain changes were made to align, where necessary, lessor accounting with the lessee accounting model. This standard will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation: Improvements to Employee Share-Based Payment Accounting, which relates to the accounting for employee share-based payments. This standard addresses several aspects of the accounting for share-based payment award transactions, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. This standard will be effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

In April 2016, the FASB issued ASU 2016–10 Revenue from Contract with Customers (Topic 606): identifying Performance Obligations and Licensing ” .The amendments in this Update do not change the core principle of the guidance in Topic 606. Rather, the amendments in this Update clarify the following two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas. Topic 606 includes implementation guidance on (a) contracts with customers to transfer goods and services in exchange for consideration and (b) determining whether an entity’s promise to grant a license provides a customer with either a right to use the entity’s intellectual property (which is satisfied at a point in time) or a right to access the entity’s intellectual property (which is satisfied over time). The amendments in this Update are intended render more detailed implementation guidance with the expectation to reduce the degree of judgement necessary to comply with Topic 606. We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

Reclassification

Certain reclassifications have been made to the prior year’s data to conform to current year representation. These reclassifications had no effect on the net loss.

HELPFUL ALLIANCE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

(Unaudited)

NOTE 3 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

At September 30, 2016 and December 31, 2015, prepaid expenses and other current assets consisted of the following:

	September 30, 2016	December 31, 2015
Prepaid domain name subscription	127	167
Credit on Home Depot credit card	321	343
Prepaid expense SEC	142	142
Prepaid expense Edgar and XBRL services	1,249	3,000
Property tax receivable	-	232
	$1,839	$3,884

NOTE 4 – NOTES RECEIVABLE

Notes receivable consists of the following at September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015

Loan agreement dated April 2013, with a principal amount of $81,000 was assigned to the Company in November 2013. The note accrued interest at an annual rate of 11.5%, payable monthly, and was scheduled to mature in April 2018. This loan was collateralized by a mortgage as well as 100% of the borrowing company’s common stock. As of September 30, 2016 and December 31, 2015 the amount of accrued interest was $0 and $777, respectively. In March 2016, the note was purchased and assigned to third-party buyer.	$-	$81,000

Loan agreements dated July, September, and October 2013, and May 2014, with an aggregate principal amount of $400,000 were assigned to the Company in February, March and July 2014. The notes accrued interest at an annual rate of 12.5%, payable quarterly, and were scheduled to mature in July 2016, December 2018, and May 2019. These notes have a 90-day written withdrawal clause and are collateralized by various automobiles. In June 2015 a principal amount of $200,000 was repaid. On September 30, 2016 a principal amount of remaining $200,000 was assigned to affiliated company in lieu of repayment of notes payable due to the affiliated company with principal amount of $200,000 in non-cash transaction (See Note 10). As of September 30, 2016 and December 31, 2015, the amount of accrued interest was $6,389 and $6,389, respectively.	-	200,000

Loan agreement dated May 2013, with a value of $420,000 but the remaining principal amount of $330,000 was assigned to the Company in November 2013. The note accrues interest at an annual rate of 12.0%, maturity date was May 2013, and the note has gone into default for non-payment of interest, therefore the interest rate has increased to 18% per the default provision in this note. In December 2014 a payment of accrued interest for $66,495 was received. This note is in default and the company filed for foreclosure in July 2015. The collateral for the loan is a real estate property located at 111 NE 43 St., Miami, FL 33015. The Company obtained a third-party appraisal in November 2015. The property was appraised at $900,000, which supports the carrying value of the note. A motion for summary judgment was filed by the foreclosure attorney in December 2015. As of December 31, 2015, the amount of accrued interest was $55,786. On March 31, 2016, we have entered into a Settlement Agreement pursuant to which second-mortgage holder agreed to pay us $510,000 in consideration of assignment of the rights, title and interest in the First Mortgage and this note. The said sum of $510,000 was released to the Company on May 16, 2016 and the Company recorded gain on settlement in amount of $124,214.	-	330,000
Total	-	611,000
Less Current Portion	-	(530,000)
Notes receivable, long term	$-	$81,000

HELPFUL ALLIANCE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

(Unaudited)

NOTE 5 – NOTES RECEIVABLE - RELATED PARTIES

Notes receivable with related parties consists of the following at September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015

Loan agreement dated October 2013, with a principal amount of $100,000 was assigned to the Company in October 2013. The note accrues interest at an annual rate of 14.0%, payable quarterly, and matures in October 2015. An extension to this loan was made and extended the due date to December 31, 2016. The company has a right to early withdrawal with a 90-day notice prior to the withdrawal. As of September 30, 2016 and December 31, 2015, the amount of accrued interest was $17,529 and $17,529, respectively. This loan is in default for non-payment of interest payments, and a 100% allowance totaling $117,529 for bad debt has been recorded for both principal and accrued interest at September 30, 2016 and December 31, 2015.	$100,000	$100,000

Loan agreement dated September 2014, with an affiliated company, has a principal amount of $350,000. The note accrues interest at an annual rate of 5%, and matures in December 2015. An extension to this loan was made and extended the due date to December 31, 2016. All accrued interest is payable at maturity. As of September 30, 2016 and December 31, 2015 the amount of accrued interest was $23,349 and $23,349, respectively. This loan was deemed impaired, and a 100% allowance totaling $373,349 for bad debt has been recorded for both principal and accrued interest at September 30, 2016 and December 31, 2015.	350,000	350,000

Loan agreement dated July 2015, with an affiliated company, has a principal amount of $10,000. The note accrues interest at an annual rate of 5%, and matures in December 2015. An extension to this loan was made and extended the due date to December 31, 2016. All accrued interest is payable at maturity. As of September 30, 2016 and December 31, 2015 the amount of accrued interest was $242 and $242, respectively. This loan was deemed impaired, and a 100% allowance totaling $10,242 for bad debt has been recorded for both principal and accrued interest at September 30, 2016 and December 31, 2015.	10,000	10,000
Total	460,000	460,000
Less allowance for bad debt	(460,000)	(460,000)
Notes receivable - related party, net	$-	$-

Transactions involving related parties cannot be presumed to be carried out on an arm’s-length basis, as the requisite conditions of competitive, free-market dealings may not exist.

NOTE 6 –EQUIPMENT

Equipment consists of the following:

	Estimated Useful
	Lives in Years	September 30, 2016	December 31, 2015
Trailer	10	$2,800	$2,800
		2,800	2,800
Less total accumulated depreciation		(887)	(677)
Machinery and equipment, net		$1,913	$2,123

Depreciation expense for the nine months ended September 30, 2016 and 2015 amounted to $210 and $210, respectively.

HELPFUL ALLIANCE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

(Unaudited)

NOTE 7 – INVESTMENTS IN UNCONSOLIDATED INVESTEES

In March and April 2015, the Company made cash deposits aggregating $415,000 and $360,000, respectively, in three LLC that were created to acquire land, rebuild, improve and resell the properties. The Company has acquired a 5% voting interest (Class B Member) in each of these LLCs. In July and September 2015, the Company terminated all three agreements and the full amount of the three deposits less attorney fees was returned to the Company in September 2015.

NOTE 8 – CONVERTIBLE NOTES PAYABLE

Convertible debt consists of the following at September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015

Convertible note in the principal amount of $400,000 was issued in June 2014. The note accrues interest at an annual rate of 8.0%, payable annually, matures in June 2017, and is convertible into common stock at a conversion rate of $1.60 per share. Termination can occur prior to the maturity date for any reason with an early withdrawal notice one hundred days prior to the withdrawal date. If an early withdrawal does occur the principal loan amount shall be discounted by twenty percent. As of December 31, 2015, the amount of accrued interest was $32,444, which was paid in January 2016. As of September 30, 2016, the amount of accrued interest was $24,356. During the nine months ended September 30, 2016 and 2015, the Company made payments for interest totaling $32,444 and $16,445, respectively.	$400,000	$400,000

Convertible note in the principal amount of $1,000,000 was issued in March 2013. The note accrued interest at an annual rate of 8.0%, payable annually, matured on March 31, 2016, and was convertible into common stock at a conversion rate of $1.60 per share. As of December 31, 2015, the amount of accrued interest was $80,000, which was paid in January 2016. The full amount of principal and accrued interest was due and payable within 30 days from maturity date. During the nine months ended September 30, 2016 and 2015, the Company made payments for interest totaling $80,000 and $80,000, respectively. An extension to this loan was made extending the due date to June 30, 2016 and increasing the interest to an annual rate of 10% starting from April 1, 2016, payable at maturity. On April 29, 2016, the Company issued a warrant in consideration of the extension of the maturity date of this note and the note became a non-convertible note (see Note 15). On May 16, 2016 the Company repaid $400,000 and issued a restated and amended note for the remaining amount due of $600,000 as a non-convertible note (See Note 9). As of May 16, 2016, the amount of accrued interest was $32,548. The Company is in default for non-payment of the interest.	-	1,000,000
Total	400,000	1,400,000
Less Current Portion	(400,000)	(1,400,000)
Convertible notes payable, long term	$-	$-

HELPFUL ALLIANCE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

(Unaudited)

NOTE 9 – NOTES PAYABLE

Non-convertible debt consists of the following at September 30, 2016, and December 31, 2015:

	September 30, 2016	December 31, 2015

Note in the principal amount of $600,000 was issued on May 16, 2016. The note accrues interest at an annual rate of 10.0%, payable quarterly, and matured on June 30, 2016. As of September 30, 2016, the amount of accrued interest was $22,520. This note is in default for non-payment of principal and interest as of September 30, 2016.	600,000	-
Total	600,000	-
Less Current Portion	(600,000)	-
Convertible notes payable, long term	$-	$-

NOTE 10 – NOTES PAYABLE - RELATED PARTIES

Notes payable with related parties consists of the following at September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015

In February, April, and June, 2016, the Company received notes payable with an aggregate principal amount of $100,000 issued from an affiliated company. The notes accrued interest at an annual rate of 5.0%, payable quarterly, and were to mature on December 31, 2017. As of September 30, 2016 and December 31, 2015, the amount of accrued interest was $1,260 and $0, respectively. During the nine months ended September 30, 2016 and 2015, the Company made payments for interest totaling $858 and $0, respectively. On September 30, 2016, a principal amount of $100,000 was repaid by the Company by assignment of notes receivable due to the Company with principal amount of $100,000 in non-cash transaction (See Note 4).

	$-	$-

On February 22, 2016, the Company received $10,000 for note payable issued from an affiliated company. The note accrues interest at an annual rate of 5.0%, payable quarterly, and matures on December 31, 2017. As of September 30, 2016 and December 31, 2015, the amount of accrued interest was $126 and $0, respectively. During the nine months ended September 30, 2016 and 2015, the Company made payments for interest totaling $178 and $0, respectively	10,000	-

In February, March, April, May and June, 2016, the Company received an aggregate principal amount of $100,000 for notes payable issued from the Company’s founder. The notes accrue interest at an annual rate of 5.0%, payable quarterly, and mature on December 31, 2017. As of September 30, 2016 and December 31, 2015, the amount of accrued interest was $1,260 and $0, respectively. During the nine months ended September 30, 2016 and 2015, the Company made payments for interest totaling $931 and $0, respectively.	100,000	-

HELPFUL ALLIANCE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

(Unaudited)

On June 30, 2016, the Company received $50,000 for note payable issued from the Company’s founder. The note accrues interest at an annual rate of 8.0%, payable quarterly, and matures on December 31, 2017. As of September 30, 2016 and December 31, 2015, the amount of accrued interest was $1,008 and $0, respectively. During the nine months ended September 30, 2016 and 2015, the Company made payments for interest totaling $11 and $0, respectively.	50,000	-

In July, 2016, the Company received an aggregate principal amount of $25,000 for notes payable issued from an affiliated company. The note accrues interest at an annual rate of 8.0%, payable quarterly, and matures on December 31, 2017. As of September 30, 2016 and December 31, 2015, the amount of accrued interest was $ 444 and $0, respectively. During the nine months ended September 30, 2016 and 2015, the Company made payments for interest totaling $0 and $0, respectively. On September 30, 2016, a principal amount of $25,000 was repaid by the Company by assignment of notes receivable due to the Company with principal amount of $25,000 in non-cash transaction (See Note 4).

	-	-

In July, 2016, the Company received an aggregate principal amount of $75,000 for note payable issued from the Company’s founder. The notes accrue interest at an annual rate of 8.0%, payable quarterly, and mature on December 31, 2017. As of September 30, 2016 and December 31, 2015, the amount of accrued interest was $1,121 and $0, respectively. During the nine months ended September 30, 2016 and 2015, the Company made payments for interest totaling $0 and $0, respectively.	75,000	-

HELPFUL ALLIANCE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

(Unaudited)

In August, 2016, the Company received an aggregate principal amount of $52,000 for note payable issued from the Company’s founder. The note accrues interest at an annual rate of 12.5%, payable monthly, and matures on December 31, 2017. As of September 30, 2016 and December 31, 2015, the amount of accrued interest was $534 and $0, respectively. During the nine months ended September 30, 2016 and 2015, the Company made payments for interest totaling $0 and $0, respectively.	52,000	-

In August and September, 2016, the Company received an aggregate principal amount of $80,000 for notes payable issued from an affiliated company. The note accrues interest at an annual rate of 8.0%, payable quarterly, and matures on December 31, 2017. As of September 30, 2016 and December 31, 2015, the amount of accrued interest was $1,146 and $0, respectively. During the nine months ended September 30, 2016 and 2015, the Company made payments for interest totaling $0 and $0, respectively. On September 30, 2016, a principal amount of $75,000 was repaid by the Company by assignment of notes receivable due to the Company with principal amount of $75,000 in non-cash transaction (See Note 4).

	5,000	-

In September, 2016, the Company received an aggregate principal amount of $50,000 for note payable issued from the Company’s founder. The notes accrue interest at an annual rate of 12.5%, payable quarterly, and mature on December 31, 2017. As of September 30, 2016 and December 31, 2015, the amount of accrued interest was $205 and $0, respectively. During the nine months ended September 30, 2016 and 2015, the Company made payments for interest totaling $0 and $0, respectively.	50,000	-
Total	342,000	-
Less Current Portion	-	-
Notes payable - related party, long term	$342,000	$-

Transactions involving related parties cannot be presumed to be carried out on an arm’s-length basis, as the requisite conditions of competitive, free-market dealings may not exist.

NOTE 11 –ACCRUED EXPENSES

At September 30, 2016 and December 31, 2015, accrued expenses consisted of the following:

	September 30, 2016	December 31, 2015
Accrued payroll	$20,827	$5,200
Accrued payroll taxes	20,250	8,300
Accrued property taxes	-	2,319
Total	$41,077	$15,819

NOTE 12 – DUE FROM AFFILIATES

At September 30, 2016 and December 31, 2015, Due from Affiliates, which are in the form of a receivable, have no formal terms and are payable on demand, consisted of the following:

	September 30, 2016	December 31, 2015
Officer	$-	$507
Total	$-	$507

Transactions involving related parties cannot be presumed to be carried out on an arm’s-length basis, as the requisite conditions of competitive, free-market dealings may not exist.

HELPFUL ALLIANCE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

(Unaudited)

NOTE 13 – RELATED PARTY TRANSACTIONS

Due from affiliates

Loan agreement dated October 2013, with a principal amount of $100,000 was assigned to the Company in October 2013. The note accrues interest at an annual rate of 14.0%, payable quarterly, and matures in October 2015. An extension to this loan was made and extended the due date to December 31, 2016. The company has a right to early withdrawal with a 90-day notice prior to the withdrawal. As of September 30, 2016 and December 31, 2015, the amount of accrued interest was $17,529 and $17,529, respectively. This loan is in default for non-payment of interest, and a 100% allowance totaling $117,529 for bad debt has been recorded for both principal and accrued interest at September 30, 2016 and December 31, 2015 (see Note 5).

Loan agreement dated September 2014, with an affiliated company, has a principal amount of $350,000. The note accrues interest at an annual rate of 5%, and matures in December 2015. An extension to this loan was made and extended the due date to December 31, 2016. All accrued interest is payable at maturity. As of September 30, 2016 and December 31, 2015, the amount of accrued interest was $23,349 and $23,349, respectively (see Note 5). This loan was deemed impaired, and a 100% allowance totaling $373,349 for bad debt has been recorded for both principal and accrued interest at September 30, 2016 and December 31, 2015.

Loan agreement dated July 2015, with an affiliated company, has a principal amount of $10,000. The note accrues interest at an annual rate of 5%, and matures in December 2015. An extension to this loan was made and extended the due date to December 31, 2016. All accrued interest is payable at maturity. As of September 30, 2016 and December 31, 2015, the amount of accrued interest was $242 and $242, respectively (see Note 5). This loan was deemed impaired, and a 100% allowance totaling $10,242 for bad debt has been recorded for both principal and accrued interest at September 30, 2016 and December 31, 2015.

As of September 30, 2016 and December 31, 2015, the Company had receivables from its related parties, $0 and $507, respectively, for payments made on behalf of those related parties and has been included in Due from affiliate on the accompanying balance sheets (see Note 11).

Due to affiliates

In February, April, and June, 2016, the Company received notes payable with an aggregate principal amount of $100,000 issued from an affiliated company. The notes accrued interest at an annual rate of 5.0%, payable quarterly, and were to mature on December 31, 2017. As of September 30, 2016 and December 31, 2015, the amount of accrued interest was $1,260 and $0, respectively. During the nine months ended September 30, 2016 and 2015, the Company made payments for interest totaling $858 and $0, respectively. On September 30, 2016, a principal amount of $100,000 was repaid by the Company by assignment of notes receivable due to the Company with principal amount of $100,000 in non-cash transaction (see Note 4 and Note 10).

On February 22, 2016, the Company received $10,000 for note payable issued from an affiliated company. The note accrues interest at an annual rate of 5.0%, payable quarterly, and matures on December 31, 2017. As of September 30, 2016 and December 31, 2015, the amount of accrued interest was $126 and $0, respectively. During the nine months ended September 30, 2016 and 2015, the Company made payments for interest totaling $178 and $0, respectively (see Note 10).

In February, March, April, May and June, 2016, the Company received an aggregate principal amount of $100,000 for notes payable issued from the Company’s founder. The notes accrue interest at an annual rate of 5.0%, payable quarterly, and mature on December 31, 2017. As of September 30, 2016 and December 31, 2015, the amount of accrued interest was $1,260 and $0, respectively. During the nine months ended September 30, 2016 and 2015, the Company made payments for interest totaling $931 and $0, respectively (see Note 10).

HELPFUL ALLIANCE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

(Unaudited)

On June 30, 2016, the Company received $50,000 for note payable issued from the Company’s founder. The note accrues interest at an annual rate of 8.0%, payable quarterly, and matures on December 31, 2017. As of September 30, 2016 and December 31, 2015, the amount of accrued interest was $1,008 and $0, respectively. During the nine months ended September 30, 2016 and 2015, the Company made payments for interest totaling $11 and $0, respectively (see Note 10).

In July and August, 2016, the Company received an aggregate principal amount of $25,000 for notes payable issued from an affiliated company. The note accrues interest at an annual rate of 8.0%, payable quarterly, and matures on December 31, 2017. As of September 30, 2016 and December 31, 2015, the amount of accrued interest was $ 444 and $0, respectively. During the nine months ended September 30, 2016 and 2015, the Company made payments for interest totaling $0 and $0, respectively. On September 30, 2016, a principal amount of $25,000 was repaid by the Company by assignment of notes receivable due to the Company with principal amount of $25,000 in non-cash transaction (see Note 4 and Note 10).

In July, 2016, the Company received an aggregate principal amount of $75,000 for note payable issued from the Company’s founder. The notes accrue interest at an annual rate of 8.0%, payable quarterly, and mature on December 31, 2017. As of September 30, 2016 and December 31, 2015, the amount of accrued interest was $1,121 and $0, respectively. During the nine months ended September 30, 2016 and 2015, the Company made payments for interest totaling $0 and $0, respectively (see Note 10).

In August, 2016, the Company received an aggregate principal amount of $52,000 for note payable issued from the Company’s founder. The note accrues interest at an annual rate of 12.5%, payable monthly, and matures on December 31, 2017. As of September 30, 2016 and December 31, 2015, the amount of accrued interest was $534 and $0, respectively. During the nine months ended September 30, 2016 and 2015, the Company made payments for interest totaling $0 and $0, respectively (see Note 10).

In August and September, 2016, the Company received an aggregate principal amount of $80,000 for notes payable issued from an affiliated company. The note accrues interest at an annual rate of 8.0%, payable quarterly, and matures on December 31, 2017. As of September 30, 2016 and December 31, 2015, the amount of accrued interest was $1,146 and $0, respectively. During the nine months ended September 30, 2016 and 2015, the Company made payments for interest totaling $0 and $0, respectively. On September 30, 2016, a principal amount of $75,000 was repaid by the Company by assignment of notes receivable due to the Company with principal amount of $75,000 in non-cash transaction (see Note 4 and Note 10).

In September, 2016, the Company received an aggregate principal amount of $50,000 for note payable issued from the Company’s founder. The notes accrue interest at an annual rate of 12.5%, payable quarterly, and mature on December 31, 2017. As of September 30, 2016 and December 31, 2015, the amount of accrued interest was $205 and $0, respectively. During the nine months ended September 30, 2016 and 2015, the Company made payments for interest totaling $0 and $0, respectively (see Note 10).

On June 30, 2016 one of the Founders of the Company, FVZ LLC, Florida Limited Liability Company declared a desire to exit the beneficial ownership of the Series-X shares of Common Stock due to unexpected health matters and the Company granted the Founder the right to Exit. As an Exit consideration, the Company agreed to repurchase 1,600,000 Series-X Shares from the Founder at the price of $0.05625 per Share or total aggregate purchase price of $90,000 with the right to deduct $34,826 for reimbursement of attorney fees paid by the Company in regard to Thriving Investments LLC vs. FVZ LLC and Helpful Capital Group LLC related to the $330,000 note secured by mortgage located at 111 NE 43 St., Miami, FL 33015. The Founder maintains its 400,296 Common Stock shares in the Company. On July 1, 2016, the Company paid FVZ LLC $55,174 (see Note 15). On June 30, 2016, the Company retired the 1,600,000 Series X shares of Common Stock.

HELPFUL ALLIANCE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

(Unaudited)

Transactions involving related parties cannot be presumed to be carried out on an arm’s-length basis, as the requisite conditions of competitive, free-market dealings may not exist.

NOTE 14 – CONCENTRATIONS

Concentration of credit risk

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. The Company has not experienced any losses in such accounts through September 30, 2016. There was no excess of FDIC insured levels as of September 30, 2016 and December 31, 2015, respectively.

Credit risk with notes receivable

We are generally exposed to the risk that third parties that owe us money, securities or other assets do not meet their performance obligations due to bankruptcy, lack of liquidity, operational failure or other reasons.

Declines in the real estate market or sustained economic downturns may cause us to write down the value of some of our loans or foreclose on certain real estate properties. Credit quality generally may also be affected by adverse changes in the financial performance or condition of our debtors or deterioration in the strength of the U.S. economy.

Customers

Two customers accounted for 10% or more of the Company’s revenue, totaling 98.9%, and three customers accounted for 10% or more of the Company’s revenue, totaling 66.2%, during the nine months ended September 30, 2016 and 2015, respectively.

	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015
Customer 1	85.8%	26.7%
Customer 2	13.1%	18.1%
Customer 3	-	21.4%
	98.9%	66.2%

Suppliers

No supplier accounted for 10% or more of the Company’s purchase during the nine months ended September 30, 2016 and 2015, respectively.

HELPFUL ALLIANCE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

(Unaudited)

note 15 – STOCKHOLDERs’ EQUITY (DEFICIT)

On July 1, 2014, the Company amended the Articles of Incorporation to decrease the total authorized shares from 2.5 billion to 250 million and increased the par value from $0.0001 to $0.001. The amended authorized shares consist of 10,000,000 preferred shares, 40,000,000 Series-X common shares and 200,000,000 common shares.

Preferred Stock

The Company is authorized to issue 10,000,000 shares of its $0.001 par value preferred stock in one or more series with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. As of September 30, 2016 and December 31, 2015, no preferred shares were issued and outstanding.

Series-X Common Stock

The Company is authorized to issue 40,000,000 shares of its $0.001 par value Series-X common stock. The shares of Series-X common stock have no voting rights, no dividend rights, no liquidation rights, and no registration rights. Each one share of Series-X common stock may be converted into one share of fully paid Common stock, from time to time, as permitted by the Company’s Board of Directors. As of September 30, 2016 and December 31, 2015, 6,606,250 and 8,206,250 shares of Series-X common stock were issued and outstanding, respectively.

On March 31, 2015, the Company issued 206,250 Series-X common shares to a note-holder for the conversion of his $330,000 note. This stock can be converted to common stock as follows:

●	With respect to 20% of the Shares, on the date when the Company’s Board of Directors announces its decision to undertake an initial public offering of any of the Company’s securities;

●	With respect to the additional 25% of such shares, on the date when the price per common share of the Company on public market exceeds $5.00 for any 20 consecutive trading days;

●	With respect to the next additional 25% of such shares on the date when the price per common share of the Company on public market exceeds $7.00 for any 20 consecutive trading days;

●	With respect to the remaining 30% of such shares, on the date when the price per common share of the Company on public market exceeds $10.00 for any 20 consecutive trading days;

Or earlier, if the Company engages in a transaction (1) resulting in its shareholders having the right to exchange their shares for cash or other securities or (2) involving a consolidation, merger or other change in the majority of our board of directors or management team in which the company is the surviving entity.

On June 30, 2016 one of the Founders of the Company, FVZ LLC, Florida Limited Liability Company declared a desire to exit the beneficial ownership of the Series-X shares of Common Stock due to unexpected health matters and the Company granted the Founder the right to Exit (see Note 15). As an Exit consideration, the Company agreed to repurchase 1,600,000 Series-X Shares from the Founder at the price of $0.05625 per Share or total aggregate purchase price of $90,000 with the right to deduct $34,826 for reimbursement of attorney fees paid by the Company in regard to Thriving Investments LLC vs. FVZ LLC and Helpful Capital Group LLC related to the $330,000 note secured by mortgage located at 111 NE 43 St., Miami, FL 33015. The Founder maintains its 400,296 Common Stock shares in the Company. On July 1, 2016, the Company paid FVZ LLC $55,174 (see Note 13). On June 30, 2016, the Company retired the 1,600,000 Series X shares of Common Stock.

HELPFUL ALLIANCE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

(Unaudited)

Common Stock

The Company is authorized to issue 200,000,000 shares of its $0.001 par value common stock. As of September 30, 2016 and December 31, 2015, 2,100,000 shares of common stock were issued and outstanding, respectively.

Warrants for Common Stock

On April 15, 2015, the Company received $100,000 for warrants sold on April 10, 2015 from a related Company, AssetsTZ Holdings LLC, exercisable to purchase up to an aggregate of 2,000,000 shares of common stock with an exercise price of $1.60 per warrant, exercisable from December 31, 2016 to December 31, 2019. As long as the investor owns 5% of the outstanding shares of voting stock in the company, he is eligible to nominate a representative to the Company’s Board of Directors. This agreement also contains registration rights.

On April 29, 2016, the Company issued a warrant in consideration of the extension of the maturity date of convertible note payable with principal amount of $1,000,000 to June 30, 2016, to purchase up to an aggregate of 625,000 shares of Common stock of the Corporation, at an exercise price of $1.60 per share of Common Stock, exercisable in full or in part at any time vesting from January 1, 2018 and expiring on December 31, 2028. As long as the investor owns 5% of the outstanding shares of voting stock in the company, he is eligible to nominate a representative to the Company’s Board of Directors. This agreement also contains registration rights. This warrant was valued using the Black-Scholes model using a volatility of 87.85% (derived using the average volatility of three similar public companies), an expected term of 1.7 years and a discount rate of 0.77%. The fair value of the warrant of $434,182 was treated as a debt discount on the note payable. The debt discount was amortized over the life of the note, which was due on June 30, 2016 and amortization of debt discount expense of $434,182 was recorded for the nine months ended September 30, 2016.

Restricted Stock Option

In April 2015, a Director was granted 432,000 restricted shares of the Company’s Series-X Common stock options. The option shall be valid for as long as the Director remains rendering services to, or otherwise engaged with, the Company, and expires on December 31, 2019. The restricted stock options shall become vested in the following amount(s) at the following times, and upon the following conditions, provided that the service of the Director continues through and on the applicable Vesting Date:

Number of Shares of Restricted Stock	Vesting Event

43,200 Restricted Series X common shares	Date on which the Company’s common stock is registered by the U.S. Securities and Exchange Commission (the “SEC”) as evidenced by the Notice of Effectiveness issued by the SEC in response to filing by the Company of a registration statement for its securities.

86,400 Restricted Series X common shares	When the closing price of the Company’s common stock trading on public over the counter market exceeds $5.00 per share for any 20 trading days within a 30-trading day period.

HELPFUL ALLIANCE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

(Unaudited)

Additional 86,400 Restricted Series X common shares	When the closing price of the Company’s common stock trading on public over the counter market exceeds $7.00 per share for any 20 trading days within a 30-trading day period.

108,000 Restricted Series X common shares	When the closing price of the Company’s common stock trading on public over the counter market exceeds $10.00 per share for any 20 trading days within a 30-trading day period.

Additional 108,000 Restricted Series X common shares	When the closing price of the Company’s common stock trading on public over the counter market exceeds $12.00 per share for any 20 trading days within a 30-trading day period, or earlier, if the Company engages in a transaction (1) resulting in our shareholders having the right to exchange their shares for cash or other securities or (2) involving a consolidation, merger or other change in the majority of board of directors in which the company is the surviving entity.

This stock option was valued using the Black-Scholes model using a volatility of 74.57% (derived using the average volatility of three similar public companies), an expected term of 4.7 years and a discount rate of 1.33%. The value of the stock option, $595 will be recognized as expense over the period required to meet the performance criteria which is estimated to be approximately five years.

In December 2015, three employees and the Company’s counsel were each granted 250,000 options to purchase restricted shares of the Company’s Series-X Common Stock options or an aggregate amount of 1 million restricted shares. The option shall be valid for as long as the Optionee remains rendering services to or otherwise engaged with the Company, and expires on December 31, 2021.

The shares of Restricted Stock shall become vested in the following amount(s) at the following times, and upon the following conditions, provided that the Continuous Service of the Recipient continues through and on the applicable Vesting Date:

Number of Shares of Restricted Stock	Vesting Event

500,000 shares of Restricted Stock	December 1, 2016

500,000 shares of Restricted Stock	December 1, 2017

This stock option was valued using the Black-Scholes model using a volatility of 74.57% (derived using the average volatility of three similar public companies), an expected term of 6.1 years and a discount rate of 1.59%. The value of the stock option for each of the three employees and the Company’s counsel, $2,478 will be recognized as expense over the period required to meet the performance criteria which is estimated to be approximately six years.

HELPFUL ALLIANCE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

(Unaudited)

Stock compensation expense of aggregate $1,233 and $46 was recorded for the nine months ended September 30, 2016 and 2015, respectively.

NOTE 16 – COMMITMENTS AND CONTINGENCIES

On July 1, 2015, the Company executed an assignment of the sublease for the offices at Deerfield Beach, FL, to a non-affiliated company. The rent is $1,778 per month. The term of the assigned lease is from the date of the assignment to October, 2016. No security deposit or prepaid rent was required.

Office lease expense was $16,033 and $14,613 for the nine months ended September 30, 2016 and 2015, respectively.

NOTE 17 – SUBSEQUENT EVENTS

On October 12, 2016, the Company received a principal amount of $5,000 for note payable issued from the Company’s founder. The note accrues interest at an annual rate of 12.5%, payable quarterly, and matures on December 31, 2017.

On October 18, 2016, the Company received a principal amount of $18,000 for note payable. The note accrues interest at an annual rate of 5%, payable at maturity, and matures on November 17, 2016.

On October 19, 2016, our subsidiary, Seasons Creek Development LLC issued 33% ownership structured in the form of 10 units of Class-B Preferred Share LLC Membership Interests bearing 14.0% annual yield and the right for Class-B Preferred Profit Share of 30%. Both, the Class-B Preferred Yield and the Class-B Preferred Profit Share are payable to Class-B LLC Member upon completion of the Seasons Creek project or as declared by our Board of Directors for $50,000 per unit or aggregate $500,000 for 10 units. To the date of this report we have received funds in amount of $250,000 that is equal to the purchase of 5 units. As a result from this sale, upon receipt of funds in aggregate amount of $500,000 our ownership in Seasons Creek Development LLC will be diluted from 100% to 67% and structured in form of 20 Units of Class-A Preferred Share LLC Membership Interests bearing 14.0% annual yield and Class-A Preferred Profit Share of 30%, both payable to us upon completion of the Seasons Creek project or as declared by our Board of Directors and 1 Unit Common Share LLC Membership Interests. Furthermore, upon completion of this sale, we have entered into the Amended and Restated Exclusive Construction Management Agreement with new member of Seasons Creek Development LLC entitling us to approximately $1.75 million in construction management fees payable to us upon completion of the Seasons Creek project.

On October 31, 2015, the Company executed an office lease for the offices at Deerfield Beach, FL, to a non-affiliated company. The rent is $2,602 per month. The term of the lease is from November 1, 2016 to October 31, 2018. One security deposit of $2,602 and one month prepaid rent of $2,602 was required.

On November 1, 2016, the Company received a principal amount of $10,000 for note payable. The note accrues interest at an annual rate of 5%, payable at quarterly, and matures on December 31, 2017.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements. Our forward-looking statements include, but are not limited to, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future. You can identify these statements by forward-looking words such as “may,” “will,” “expect,” “anticipate,” “believe,” “estimate” and “continue,” or similar words. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The forward-looking statements contained in this Quarterly Report on Form 10-Q are based on our current expectations and beliefs concerning future developments and their potential effects on us. Future developments affecting us may not be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors” in our Registration Statement on Form S-1, declared effective by the Securities and Exchange Commission on September 8, 2016. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. You should not place undue reliance on any forward-looking statement. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. There is no assurance that the milestones, business plans, or contemplated future events we identify in this Quarterly Report on Form 10-Q will be achieved, or/and that we will actually be able to raise the investment proceeds as currently planned and described in this Quarterly Report on Form 10-Q, or that if we obtain such investments, we will be actually able to complete the milestones of our business plan, according to the anticipated timeframe, if at all.

Overview

We were incorporated in the state of Florida on April 11, 2012. Upon incorporation, our founders, Dr. Temnikov, Mr. Gurin and FVZ, LLC (represented by Ms. Fay Katz and Mr. Val Zevel), have collectively invested $100,000 in capital, which was used to finance expenses associated with our organizational expenses and commencement of our engineering activities aimed on the technology research and product development, including, but not limited to, renting a 4,000 square feet warehouse in Fort Lauderdale, Florida, in which we built, tested, and demolished our experimental wall structures. As more capital was required for a continuous research and testing, our initial investors have provided approximately $2.8 million in unsecured debt bearing annual interest varying between 6% and 8%. In effort to reduce depletion of principal capital resources, we have engaged into the financial assistance activities by lending money in the commercial loans, most of which were secured by real estate property collaterals, and used interest income to finance our operating expenses associated with our business start-up, engineering and market research, and product development stages.

On September 8, 2016, our Registration Statement on Form S-1 (File No. 333-205358) was declared effective by the Securities and Exchange Commission (the “Registration Statement”). We registered 15,025,658 shares of common stock at an offering price of $2 per share, of which 14,500,000 are being offered by the Company in connection with its initial public offering and the remaining 525,658 shares are offered by Selling Stockholders named in the Registration Statement. As of the date of this report, no shares have been sold pursuant to the Registration Statement and there is no public trading market for our securities.

Our anticipated products are currently grouped into three principal product lines, each of which is designed to be a natural expansion of the previously planned product line, and the combination of which is designed to improve the way people build properties and organize their living in the 21st century:

●	Wall Panels – We intend to offer our proprietary wall panels that we believe will enable concrete contractors to build monolithic walls faster and at a lesser cost. The cost advantage is mainly based upon a reduced cost of labor required to build a structure as compared with using traditional cinderblock or removable mold forms. Engineers and developmental testing indicate that our wall panels are currently applicable to build basement walls, retaining walls, or any other walls (except sea walls) up to a height of 24 feet. This line of products features utility that is new to the construction industry, and, therefore, is presently unknown to other developers and builders. As of the date of this report, we have not tested any of the wall panels in a real construction project. We are currently engaged in product development activities including, but not limited to, purchase of suitable land, acquisition of materials and supplies, and construction of an experimental property using our wall panels.

●	Building Kits – We are designing and developing the set of engineering specifications and construction materials that we call “Building Kits.” We envision this product line to be a natural expansion of our wall panel product line, as we incorporate such wall panels into the Building Kits. At the present time, we are developing the building kits for single- and multi-family structures up to 60 feet of height. Our goal is to test the performance of certain building kits in our Seasons Creek and other near-term projects and offer first building kits for sale in year 2020.

●	Organic Communities (TM pending registration) – We are designing new living communities that utilize our proprietary Organic Community (TM pending registration) concept that we believe will present a new perception of organized living for people to work and live in the 21st century. We envision this product line to be a natural expansion of our planned building kits product line, as we intend on developing the building kits to comprise and build properties in our Organic Community TM neighborhoods. This product line is focused on Millennials and the Generation-Z generation markets. Our goal is to test certain Organic Community TM functionality in our Seasons Creek and other near-term projects, and present a full-scale Organic Community TM neighborhood, River City Park, available for occupancy by 2030.

All of our products are new to the construction industry, and therefore are presently unknown to other developers and builders. In effort to expedite market awareness about our wall panels, we are currently planning to offer other builders and developers the opportunity to purchase our products at discounted prices, which include basic training programs. We believe our products are simple to understand and intuitive to use for any builder experienced in concrete construction. However, if an extensive training would be required, we are offering such training at a price additional to the product price.

Our present and future business activities are structured in three principal segments:

Engineering: In the course of our engineering activities, we intend create and develop (a) proprietary construction systems and methods of their assembly that would enable us and our partners to optimize the cost-benefit efficiency of construction process, (b) proprietary building kits that, when prefabricated, would enable us and our partners build real estate properties at a lower cost and superior speed, and (c) proprietary plans of development for our living communities that we market under our Organic Community TM brand.

Land Development: In the course of our land development activities, we will manage the identification and acquisition of land suitable for construction of our Organic Communities TM and preconstruction activities, including but not limited to earthwork, site clearing, installation of utility lines, road creation, and other works necessary to result in the recordation of individual lots ready for commencement of real estate property construction. Most of these works will be outsourced to independent contractors, whereas we will oversee the contractors’ performance based on our plans of development and project guidelines.

Construction: Our construction activities we will be diversified into two main segments: (1) managing our own projects, and (2) managing projects in alliance with other developers and builders. In the course of managing our own projects, we will (i) manage the construction of concrete walls using our proprietary wall panels, and (ii) manage the construction of properties based upon our proprietary plans of development on our land conducted by other builders. In the course of managing projects in alliance with other builders, we will (iii) oversee the construction of concrete walls performed by other builders using our proprietary wall panels, and (iv) oversee the construction of properties by other builders using our proprietary building kits.

Our business objective is to enable us and our allied developers and builders to build real estate properties faster and economically more profitable. To date, it has taken approximately 34 months to conduct engineering and technology research to analyze the construction technologies available for an application in our pilot projects. During that period, we screened and analyzed hundreds of patents, building novelties and processes. Within this period, on March 31,2015, we acquired proprietary building block and interlocking construction method protected by a U.S. Patent Application 14/337,069 from our affiliate under common control, Helpful Technologies Inc., a Florida corporation. We have also developed proprietary building block and interlocking construction method, for which we filed a provisional U.S. Patent Application 62/222,424 on September 25, 2015, and proprietary wall panel, wall spacer, and method of construction for which we filed a provisional U.S. Patent Application on October 10, 2016. As of the date of this report, we have determined technologies encompassing our first line of products.

In August 2014, we started searching for suitable land for our pilot projects with an intention to build luxury townhomes in the Miami-Dade and Palm Beach Counties of South Florida using the EVG-3D Panels. In both cases, we had to withdraw from negotiating contracts due to the absence of product acceptance and lengthy process of receiving such acceptance from the respective county officials. In September 2014, we were involved in our first pilot project, called “3089 Parkside,” which was a remodeling of single family house in the Chicago, IL metro area. All works under this project were completed, and the property was sold within third fiscal quarter of 2015. We were not allowed to use the EVG-3D Panels for this project due to lack of product acceptance by local municipality. From March to May 2015, we were involved with three other construction projects in the Chicago, Illinois area, from which we withdrew and switched our pilot-project focus to the Richmond, Virginia area. We believe that product acceptance in the Richmond, Virginia metro area will be faster and less costly. In December 2015, we acquired approximately 28.8 continuous acres of raw land in Chesterfield, Virginia for our first pilot project as described below, and are seeking land to undertake more projects, in which we believe we will be able to test our technology and product performance.

On November 30, 2015, we formed a limited liability company in the Commonwealth of Virginia, Seasons Creek Development LLC, of which the Company is currently the sole member, in order to purchase and develop a parcel of land consisting of approximately 28.8 acres located in Chesterfield, Virginia. We consummated our purchase of the land on December 11, 2015. The land has been zoned to accommodate up to 70 single family homes and currently holds a tentative plan of development approval. We intend to develop this land into a residential subdivision to be called “Seasons Creek” consisting of 70 single family homes built with the novel construction materials and methods we have researched. As of the date of this Quarterly Report on Form 10-Q, we have started engineering revisions of our plan of development for the 70 buildable lots. We have no mortgage on this land. Based upon market analysis and preliminary appraisals, we have concluded an as-is unimproved value of approximately $980,000 for the raw land, however, each appraisal is subject to opinion and current market conditions which fluctuate and, therefore, investors should not rely on any appraisal that they have not conducted themselves. In addition, due to a “grandfathered” approval pertaining to the development, the Seasons Creek land features a waiver of cash proffers (a sum paid by the developer to the County in order defray capital facilities costs associated with development) in the amount of approximately $18,966 per lot under plan of development, or approximately $1.3 million for the 70 lots. Though this does not increase the actual raw value of the land, it may result in lower costs associated with the actual development of the project and thus is an advantage towards the project as a whole. As of the date of this report, we are attempting to leverage the Seasons Creek land in order to obtain a loan by leveraging the land’s total combined 2015 tax appraisal of approximately $736,300 by Chesterfield County and approximately $1 million appraised value of such land. We presently have no commitments from lenders and have nor are we currently in negotiations with any lenders. If we obtain such a loan, we may use this loan for the Seasons Creek project implementation purposes.

We are currently in the final stages of completing engineering revisions of the plan of development for our Seasons Creek community, and anticipate being able to obtain a land disturbance permit and for contractors to begin earthwork, utilities work, and other land development works during second quarter of 2017.

The implementation of our business plan is lengthy and subject to several risks and obstacles. It is further subject to various uncertainties and barriers to market entry. For example, our competitors may compete against us with products based on the technologies other than the EVG-3D Panel technology, which may be more competitive than our products. Also, numerous other companies are developing products based on the EVG-3D Panel technology, and such products (including materials, tools, and assembly methods) may be developed more competitive than our products. Although we continue researching and screening other novel construction technologies, there is no guarantee that we will be able to adopt these technologies for product development. Licensing the technologies from inventors may require significant capital resources, which we do not have at this time and there is no guarantee that we will be able to raise such resources in adequate amounts or at all. Also, licenses may be revoked or the technologies may become obsolete, in which case the amount of license fees paid would be non-refundable. Even when we develop technologies in-house and file patents, prosecuting and defending these patents will require additional capital, and there is no guarantee that, even if we raise such capital and pay our patent agents and attorneys, such patents will be granted. If patents are granted, any party can request re-examination of the patents, upon which the patents may be revoked by the U.S. Patent and Trademark Office. Patents may also be found infringing on other patents, which may cause us being responsible for additional license and royalty fees. Our engineering and product development efforts will require significant capital, including the proceeds from this Offering and beyond, and, although we believe the maximum proceeds from this Offering will be sufficient funding our business operations as necessary to achieve planned growth over the next 24 months, there is no guarantee that such capital will be available to us after effectuation of this Offering by the SEC and FINRA on the terms acceptable to us or at all. Furthermore, if we are successful in the technology implementation, engineering and product development, the continuing testing of our products in pilot-test construction projects will require significant additional capital. Our land and property purchases will require additional significant capital, and we cannot predict the then-current market conditions, in which we would be required to raise such capital. We will be also subject to several other risks and obstacles while implementing our business plan and operating our company. Even when we are successful in developing an expanding enterprise with competitive products, we will face several risks and uncertainties. Please read “Business” and “Risk Factors” sections for more information.

Intellectual Property

At the date of this report, we have three patent applications pending review by the U.S. Patent and Trademark Office:

●	U.S. Patent Application 14/337,069 - Building block and interlocking construction method. Filed July 21, 2014

●	U.S. Patent Application 62/222,424 - Building block and interlocking construction method. Filed September, 23 2015

●	U.S. Patent Application 62,406,165 - Wall panel, wall spacer, and method of construction. Filed October 10, 2016

We believe when issued, our patents should provide adequate protection of our intellectual properties. However, at the time of this report, we cannot assure you that any of our patents would be granted or issued by the U.S. Patent and Trademark Office, nor if issued, that such patents would not be challenged with reexamination, and, if so challenged, that such patents would be reaffirmed by the U.S. Patent and Trademark Office. We cannot assure you that a third party would not infringe on our patents (when and if issued) and that we will be able to adequately protect our patents and other intellectual properties if and as required. At the date of this report, we cannot assure, that we will have the necessary financing to conduct our engineering research and development activities on time or at all.

As we develop the proprietary building materials and methods, we envision using these novelties in both, remodeling and new construction activities, which we believe will ultimately enable us increasing both, our construction revenues and our overall profit margins, hence enabling us funding increasingly more money for our engineering and product development activities in our search for a faster and less expensive construction, and further deployment of these products to the addressable markets.

Subsidiaries

Subsidiaries operating within Land Development segment of our business activities:

Seasons Creek Development LLC: Our Seasons Creek Development LLC subsidiary is an entity holding the assets associated with our Seasons Creek project. On December 11, 2015, through our subsidiary, Seasons Creek Development LLC, we purchased approximately 28.8 acres of raw land located in Chesterfield, Virginia, which has been zoned to accommodate up to 70 single family homes and currently holds a tentative plan of development approval. We intend to develop this land into a residential subdivision to be called “Seasons Creek” to build 70 single family homes. We are planning to begin land development during fiscal year 2017. Consecutively, we will begin building the 70 homes in our Seasons Creek neighborhood. We estimate the Seasons Creek project to take approximately five years from the purchase of land to the complete sale of homes.

On October 19, 2016, we adopted First Amended and Restated Limited Liability Company Agreement pursuant to which the authorized membership interest which the LLC has authority to issue “preferred shares” (consisting of Class A Preferred Shares, Class B Preferred Shares, Class C Preferred Shares) and Common Shares (the “Equity Securities”) as shall be determined by the unanimous vote of the Members. To the extent funds of the LLC are available for distribution by the LLC (as determined by the Managing Member in its sole discretion), the Managing Member shall cause the LLC to distribute to the Members s with respect to each fiscal quarter of the LLC an amount of cash (a “Tax Distribution”) which in the good faith judgment of the Managing Member equals (i) the amount of net taxable income (adjusted to take account of any net taxable losses of the LLC allocable to the Shareholders in prior periods) of the LLC allocable to the Members in respect of such fiscal quarter, multiplied by (ii) the sum of the highest marginal federal, state and local income tax rates applicable to an individual living in Chesterfield, Virginia for the relevant type of taxable income, with such Tax Distribution to be made to the Members in the same proportions that taxable income was allocated to the Members during such fiscal quarter. Tax Distributions shall be considered advance distributions to Members. The Managing Member may in its sole discretion (but shall not be obligated to) make distributions at any time or from time to time, but shall make distributions in respect of Class A Shares, Class B Shares, Class C Shares and/or Common Shares in the following order of priority:

●	First, to the holders of outstanding Class A Preferred Shares (ratably among such holders based upon the aggregate Unreturned Capital with respect to all Class A Preferred Shares held by each such holder immediately prior to such Distribution), until the aggregate Unreturned Capital with respect to the Class A Preferred Shares has been reduced to zero;

●	Second, to the holders of outstanding Class A Preferred Shares (ratably among such holders based upon the aggregate Unreturned Capital with respect to all Class A Preferred Shares held by each such holder immediately prior to such Distribution) until the aggregate Unpaid Class A Return resulted in an IRR equal to 14.0% and has been reduced to zero;

●	Third, to the holders of outstanding Class B Preferred Shares (ratably among such holders based upon the aggregate Unreturned Capital with respect to all Class B Preferred Shares held by each such holder immediately prior to such Distribution), until the aggregate Unreturned Capital with respect to the Class B Preferred Shares has been reduced to zero;

●	Fourth, to the holders of outstanding Class B Preferred Shares (ratably among such holders based upon the aggregate Unreturned Capital with respect to all Class B Preferred Shares held by each such holder immediately prior to such Distribution) until the aggregate Unpaid Class B Return resulted in an IRR equal to 14.0% and has been reduced to zero;

●	Fifth, to the holders of outstanding Class C Preferred Shares (ratably among such holders based upon the aggregate Unreturned Capital with respect to all Class C Preferred Shares held by each such holder immediately prior to such Distribution), until the aggregate Unreturned Capital with respect to the Class C Preferred Shares has been reduced to zero;

●	Sixth, to the holders of outstanding Class C Preferred Shares (ratably among such holders based upon the aggregate Unreturned Capital with respect to all Class C Preferred Shares held by each such holder immediately prior to such Distribution) until the aggregate Unpaid Class C Return resulted in an IRR equal to 12.0% and has been reduced to zero;

●	Seventh, to the holders of outstanding Common Shares (ratably among such holders based upon the aggregate Unreturned Capital with respect to all Common Shares held by each such holder immediately prior to such Distribution) until the aggregate Unreturned Capital with respect to the Common Shares has been reduced to zero;

●	Eighth, to Helpful Alliance in the amount equal to Twelve ($12.00) per square foot of the aggregate area of real estate properties built, excluding garage areas, driveways, common areas, and similar area

●	Ninth, to the holders of outstanding Class A Preferred Shares, Class B Preferred Shares, Class C Preferred Shares, and Common Shares (ratably among such holders based upon the aggregate number of the Shares held by each such holder immediately prior to Distribution) in respect to their Class A Profit Share equal to 30.0% of the Net Cash Available to Distribution to all Members, Class B Profit Share equal to 30.0% of the Net Cash Available to Distribution, Class C Profit Share equal to 35.0% of the Net Cash Available to Distribution, and Common Profit Share equal to 5.0% of the Net Cash Available to Distribution as determined by the Subscription Agreement.

As of September 30, 2016, we owned and controlled 100% of Seasons Creek Development LLC, which comprised of 20 units of Class A Preferred Share LLC Membership Interests and 1 unit of Common Share LLC Membership Interests issued on July 25, 2016 in consideration for cash contribution of $250,000 in 2015 and bearing annual preferred yield of 14.0% on the land value appraised in $1.0 million and the right for Class-A Profit Share of 30%. At the date of this report, we cannot assure, that we will have the necessary financing to conduct our Seasons Creek project on time or at all.

On October 19, 2016, our subsidiary, Seasons Creek Development LLC issued 33% ownership structured in the form of 10 units of Class-B Preferred Share LLC Membership Interests bearing 14.0% annual yield and the right for Class-B Preferred Profit Share of 30%. Both, the Class-B Preferred Yield and the Class-B Preferred Profit Share are payable to Class-B LLC Member upon completion of the Seasons Creek project or as declared by our Board of Directors for $50,000 per unit or aggregate $500,000 for 10 units. To the date of this report we have received funds in amount of $250,000 that is equal to the purchase of 5 units. As a result from this sale, upon receipt of funds in aggregate amount of $500,000 our ownership in Seasons Creek Development LLC will be diluted from 100% to 67% and structured in form of 20 Units of Class-A Preferred Share LLC Membership Interests bearing 14.0% annual yield and Class-A Preferred Profit Share of 30%, both payable to us upon completion of the Seasons Creek project or as declared by our Board of Directors and 1 Unit Common Share LLC Membership Interests. Furthermore, upon completion of this sale, we have entered into the Amended and Restated Exclusive Construction Management Agreement with new member of Seasons Creek Development LLC entitling us to approximately $1.75 million in construction management fees payable to us upon completion of the Seasons Creek project.

River City Park LLC: On May 3, 2016, we formed a limited liability company in the Commonwealth of Virginia, River City Park LLC, of which the Company currently owns 100%, in order to locate, purchase, and develop a parcel of land in Central Virginia that we intend to consist of at least 400 acres located on a river. At the date of this report, we are seeking land and have not reached any material agreements for an acquisition of such land. We intend develop such land and to build a mixed-use neighborhood comprising at least 5 million square feet of buildable space, which would encompass our Organic Community (TM pending registration) concept. Upon completion, we intend to create and operate a master association, which would oversee and the management of property associations located within the community and would maintain and continually improve common areas, including but not limited to parks, educational, healthcare and other facilities. While we are planning to sell certain properties within the community (for example small-bay retail, condos, and single-family homes), we are planning to continue owning and operating certain other properties (for example commercial plazas, office buildings, and apartment residence rentals). At the date of this report, we cannot assure, that we will have the necessary financing to purchase of the land we contemplate purchasing for our River City Park project.

Generally, we intend to organize a new limited liability company for each project in the state of geographic location of the subject project (each a “Project LLC”). The Project LLCs are taxable as a partnership. With few exceptions, we usually form each Project LLC and initially purchase and own 100% of its equity upon payment of deposits on land under contract. Consecutively, we plan to undertake private offerings of limited membership interests of the Project LLC for the amounts required to purchase land under contract and conduct construction works. Upon receiving investments, our ownership and profit share in the Project LLC is diluted based on the amounts contribute by investors into the project. There is no dilution of our Common Stock occurring upon receiving investments into the Project LLC. Although we aim to own at least 51% of the limited membership interests in each Project LLC, we often result in owning less than 51% of the limited membership interests in each Project LLC. For this reason, we may not have the authority to exercise full control and requisite voting power over the Project LLC business affairs, including but not limited the control over the implementation and payments under the operating agreements, which obliges the Project LLC to pay our construction management fees. Notwithstanding the above statement, all decisions that may render a significant effect on the Project LLC business require unanimous vote of all members, including our vote. These decisions include:

(1)	Dissolution or winding up of the Project LLC;

(2)	Any merger or consolidation of the Project LLC;

(3)	Any sale, exchange, mortgage, pledge, encumbrance, lease or other disposition or transfer of all or substantially all of the assets of the Project LLC;

(4)	Declaration of any payment by the Project LLC beyond the payments approved by members

(5)	Any amendment to the operating agreement of the Project LLC;

(6)	Any amendment, restatement or revocation of the Articles of Organization of the Project LLC, except (a) as provided to effectuate a change in the principal place of business of the Project LLC, (b) to change the name of the Project LLC, (c) as required by applicable law;

(7)	Any material change in the business purpose of the Project LLC;

(8)	Any transfer of limited membership interest to any person;

(9)	The incurrence of any indebtedness for borrowed money by the Project LLC;

(10)	Any purchase, lease or other acquisition, in any single transaction or in a series of related transactions, of property or services or capital equipment inconsistent with an approved business plan;

(11)	Any capital expenditures or series of related capital expenditures, that exceed the amount provided therefor in the most recently approved operating budget of the Project LLC (after taking into account any general spending overrun provisions contained in the approved business plan) or any commitment by the Project LLC to make expenditures in any project in an amount greater than the amount set forth in the approved operating budget of the homebuilding project carried out by the Project LLC;

(12)	The acquisition of any business or entry into any partnership by the Project LLC;

(13)	(a) the voluntary commencement or the failure to contest in a timely and appropriate manner any involuntary proceeding or the filing of any petition seeking relief under bankruptcy, insolvency, receivership or similar laws, (b) the application for or consent to the appointment of a receiver, trustee, custodian, conservator or similar official for the Project LLC, or for a substantial part of their property or assets, (c) the filing of an answer admitting the material allegations of a petition filed against the Project LLC in any proceeding described above, (d) the consent to any order for relief issued with respect to any proceeding described herein, (e) the making of a general assignment for the benefit of creditors, or (f) the admission in writing of the Project LLC’s inability, or the failure of the Project LLC to pay its debts as they become due or the taking of any action for the purpose of effecting any of the foregoing;

(14)	Creation of any direct or indirect subsidiary of the Project LLC; and

(15)	Any other act that would make it impossible for the Project LLC to continue to operate the business of the Project LLC.

Revenue

To date, a significant majority of our revenue has been derived from our real-estate financing activities, which we anticipate to cease as we engage in increasingly more and more real-estate construction projects.

Industry Guide 3 requires statistical disclosure by Bank Holding Companies. Although a significant majority of our revenue has been derived from our real-estate financing activities, we are not a banking institution and not a holding company, and therefore we believe the requirements of Industry Guide 3 are not applicable to us. We have merely re-lent the cash received from our lenders to our affiliate, Helpful Capital Group LLC (entity under common control) at a higher interest rate with the sole purpose of “parking” our cash resources until we can use such cash for construction projects. We have “parked” our cash into financial instruments only for a period of time required to complete designing our business model and screening novel construction technologies we intend using in our future construction projects. Although a majority of our revenue to date has been derived from our financing activities, the purpose of our financial activities was supplemental and secondary to our engineering and construction activities, which are our main purpose and course of business. We engaged into financial activities in an attempt to decrease our operating losses and reduce depletion of our cash resources during the start-up and business development stage by earning an interest surplus to finance our working capital.

We plan sourcing revenues from (a) sale of our products, (b) sale of training programs and technical support associated with our products, (c) licensing our intellectual property, (d) construction activities, and (e) equity distributions from our Project LLCs. Our construction activities will comprise practical application of our proprietary products, construction methods, building process, and know-how as outlined below in this section. Engaging in construction of concrete walls using our proprietary wall panels, is expected to allow us to create short-term revenue streams, test our wall panels in real-time products, and use profits to scale up our business, and to develop, measure, and prove the cost/time advantages that we plan on selling to our customers and allies and use in the development of our proprietary building kits. Engaging into construction of new properties, such as, including, but not limited to, the 70 homes in our Seasons Creek project, is expected to allow us to establish mid-term revenues and profits. Engaging in the development of the master plans for our Organic Communities TM is expected to allow us to form a long-term revenue pipeline with lasting benefits for our target market groups, as well as for our Company and stockholders.

We anticipate deriving a portion of our future revenues in form of equity distributions from our Project LLCs. When we complete a building project and prior to a liquidation of the Project LLC, we plan to derive, in addition to the construction management fee, revenue from the distribution of our equity and profit share in the Project LLC. This income is reported to us by the Project LLC on IRS Form K-1. Our equity and profit share is determined in accordance to the Project LLC’s operating agreement, and generally varies upon a level of our equity contribution into the Project LLC. For example, if upon organization of the Project LLC, we contribute cash in the amount required for placing a deposit on a land purchase which equals to 20% of the land purchase price, and our building partners contribute cash equal to 80% of the land purchase price, our equity contribution is considered at 20%, and, therefore, our equity share in the net income of the Project LLC is also considered to be 20%. If, for further example, we contribute our corporate guarantees for the repayment of construction loans the Project LLC undertakes to finance building of property on the land, we may receive, on a per case basis, an additional equity share in the Project LLC. Also for further example, if during the construction phase, we agree to defer our construction management fees till the completion of the project, we may receive, on a per case basis, an additional equity share in the Project LLC. Each time we receive any membership equity share in the Project LLC, such equity share is recorded by amendment of the appropriate Exhibit A of the operating agreement for the Project LLC. Because the project LLCs are formed for the purposes of carrying out a construction project, we recognize this revenue as revenue from our construction activities. We consider a building project completed when the property owned by the project LLC is sold. The value of the LLC membership equity subject to distribution to us and other LLC members, if any, is calculated by deducting the total capitalized costs and the project operating expenses from the gross profit of the project LLC calculated in accordance to GAAP. The gross profit is determined by deducting the realtor commissions and closing costs from the aggregate sale amount for which the property owned by the project LLC is sold. Our construction management fees are deducted from the gross profit, among other operating expenses of the Project LLC

We plan on selling the properties we build, directly and in cooperation with our strategic partners, through licensed real estate brokers and their associate realtors. Our marketing strategy is focused on advertising through digital and social media, including Internet websites, which we intend to allow us to incrementally decrease marketing costs and market the properties we build to buyers in combination with mortgage payment calculators and other digital tools available throughout the Internet. We also intend to advertise through traditional marketing sources, including but not limited to newspapers and local and regional publications.

Cost of Revenue

Cost of revenue primarily consists of our inventory of home kits, as well as (when and if we engage into the manufacturing of our home kits) manufacturing, packaging, assembly and testing costs for our home kits, shipping costs, costs of contracted labor, including stock-based compensation, warranty costs and write-downs for excess and obsolete inventory. Because currently our activities in the home kit segment are limited to engineering and market research, and because we currently have no inventory for resale, we have no cost of revenue.

Gross Profit

Gross profit is the difference between the revenue and the cost of revenue. We price our properties based on market and competitive conditions in local markets, and from time to time may reduce the price per square feet of our products as market and competitive conditions change. If we are unable to decrease the cost of our products in line with the sale price decrease, we may experience a reduction in our gross profit and gross margin.

Selling, General and Administrative Expenses

Selling, general and administrative expense primarily consists of personnel related expenses (including stock based compensation), sales commissions, field inspection expenses, travel expenses, professional and consulting fees, legal fees, depreciation expense, and other operating expenses. We expect selling, general and administrative expenses to increase on an absolute basis in the future as we expand our involvement into construction projects and hire more project management, sales, marketing, finance and administrative personnel, and we incur additional expenses associated with operating as a public company.

Research and Development Expenses

Research and development expense primarily consists of prototyping and testing of prototypes of novel construction methods and instruments, and personnel related expenses (including stock based compensation), intellectual property license costs, engineering design development costs, technology evaluation costs, depreciation expense and other expenses related to our research and development of novel construction methods. Research and development activities include the design of new construction elements, methods, systems and processes, refinement of existing elements, methods, systems and processes and product development, including obtaining the appropriate product approvals to ensure compliance with required architectural specifications and building codes. All research and development costs are expensed as incurred. We expect our research and development expenses to increase on an absolute basis as we continue to expand our involvements into developing novel construction elements, methods, systems and processes.

Interest Expense

Interest expense consists of interest expense related to our obligations under convertible debt and non-convertible debt.

●	Zimas $1 Million Note and Amended and Restated Zimas Note: In April 2013, we issued an unsecured non-recourse convertible promissory note in the principal amount of $1,000,000 to Zimas LLC, a principal stockholder. The note accrued interest at an annual rate of 8.0%, payable annually, matured on March 31, 2016, and was convertible into common stock at a conversion rate of $1.60 per share. As of December 31, 2015, the amount of accrued interest was $80,000, which was paid in January 2016. The full amount of principal and accrued interest was due and payable within 30 days from maturity date. During the nine months ended September 30, 2016 and 2015, the Company made payments for interest totaling $80,000 and $80,000, respectively. The note was payable upon demand at any time before the maturity date upon 100 days’ prior notice. However, upon early demand, the outstanding principal amount would have been discounted 20% and an early termination penalty will apply. Zimas LLC is owned and controlled by Ms. Zena Katz, who is the sister of Ms. Fay Katz, a 75% owner of FVZ, LLC, a founder and principal stockholder of the Company. On April 29, 2016, Zimas and the Company entered into in a Loan Amendment and Extension Agreement (the “Note Extension Agreement”) pursuant to which (i) the note’s maturity date was extended to June 30, 2016 with increased interest accruing at the non-compounding rate of 10.0% for the period from April 1, 2016 and ending at the earlier of (a) date of repayment, or (b) on June 30, 2016 and (ii) the note was no longer secured by or convertible into 625,000 shares of common stock. In connection with the Note Extension Agreement, the Company issued Zimas a warrant exercisable for 625,000 shares of common stock for $1.60 per share from January 1, 2018 to December 31, 2028. This warrant was valued using the Black-Scholes model using a volatility of 87.85% (derived using the average volatility of three similar public companies), an expected term of 1.7 years and a discount rate of 0.77%. The fair value of the warrant of $434,182 was treated as a debt discount on the note payable. The debt discount was amortized over the life of the note, which was due on June 30, 2016 and amortization of debt discount expense of $434,182 was recorded for the six months ended June 30, 2016. The Company has no rights to redeem the warrant. The warrant also specifies that if Zimas exercises and continues to own more than 5% of the outstanding Common Stock, Zimas will be entitled to nominate representative to the Company’s Board of Directors. On May 16, 2016, we paid Zimas the amount of $400,000 from the amount of $510,000 received from assignment of our first mortgage on real property located in Miami, FL to Thriving Investments pursuant to a Stipulation of Settlement, entered into on March 31, 2016, among HCG, Thriving Investments and FVZ, LLC. As of May 16, 2016, the amount of accrued interest was $32,548 under the convertible $1 Million Zimas note. The Company is in default for non-payment of the interest. Restated and amended note for the remaining amount due under convertible note of $600,000 was issued as a non-convertible note on May 16, 2016. The note accrues interest at an annual rate of 10.0%, payable quarterly, and matured on June 30, 2016. As of September 30, 2016 the amount of accrued interest was $22,520. This note is in default for non-payment of principal and interest from July 1, 2016. As of September 30, 2016, we owe Zimas under the restated and amended non-convertible note the principal amount of $600,000 and accrued interest of $55,068, or the aggregate of $655,068. We anticipate financing the repayment of $655,068 from obtaining new investments into (i) the Company and/or (ii) subsidiary Project LLC companies.

●	Zimas $400,000 Note. In June 2014, we issued a secured convertible promissory note in the principal amount of $400,000 to Zimas (the “Zimas $400,000 Note”). The Zimas $400,000 Note bears interest at the rate of 8.0% per annum, payable quarterly, matures on June 29, 2017, is secured by 250,000 shares of Common Stock and is convertible at any time by the holder thereof into 250,000 shares of Common Stock at a rate of $1.60 per share. The Zimas $400,000 Note is payable upon demand at any time before the maturity date upon 100 days’ prior notice. However, upon early demand, the outstanding principal amount shall be discounted 20% and an early termination penalty will apply. As of December 31, 2015, the amount of accrued interest was $32,444, which was paid in January 2016. As of September 30, 2016, the amount of accrued interest was $24,356. During the nine months ended September 30, 2016 and 2015, the Company made payments for interest totaling $32,444 and $16,445, respectively.

●	In February, April, and June, 2016, the Company received notes payable with an aggregate principal amount of $100,000 issued from an affiliated company. The notes accrued interest at an annual rate of 5.0%, payable quarterly, and were to mature on December 31, 2017. As of September 30, 2016 and December 31, 2015, the amount of accrued interest was $1,260 and $0, respectively. During the nine months ended September 30, 2016 and 2015, the Company made payments for interest totaling $858 and $0, respectively. On September 30, 2016 a principal amount of $100,000 was repaid by the Company by assignment of notes receivable due to the Company with principal amount of $100,000 in non-cash transaction (See Note 4 and 10).

●	On February 22, 2016, the Company received $10,000 for note payable issued from an affiliated company. The note accrues interest at an annual rate of 5.0%, payable quarterly, and matures on December 31, 2017. As of September 30, 2016 and December 31, 2015, the amount of accrued interest was $126 and $0, respectively. During the nine months ended September 30, 2016 and 2015, the Company made payments for interest totaling $178 and $0, respectively (see Note 10).

●	In February, March, April, May and June, 2016, the Company received an aggregate principal amount of $100,000 for notes payable issued from the Company’s founder. The notes accrue interest at an annual rate of 5.0%, payable quarterly, and mature on December 31, 2017. As of September 30, 2016 and December 31, 2015, the amount of accrued interest was $1,260 and $0, respectively. During the nine months ended September 30, 2016 and 2015, the Company made payments for interest totaling $931 and $0, respectively (see Note 10).

●	On June 30, 2016, the Company received $50,000 for note payable issued from the Company’s founder. The note accrues interest at an annual rate of 8.0%, payable quarterly, and matures on December 31, 2017. As of September 30, 2016 and December 31, 2015, the amount of accrued interest was $1,008 and $0, respectively. During the nine months ended September 30, 2016 and 2015, the Company made payments for interest totaling $11 and $0, respectively (see Note 10).

●	In July and August, 2016, the Company received an aggregate principal amount of $25,000 for notes payable issued from an affiliated company. The note accrues interest at an annual rate of 8.0%, payable quarterly, and matures on December 31, 2017. As of September 30, 2016 and December 31, 2015, the amount of accrued interest was $ 444 and $0, respectively. During the nine months ended September 30, 2016 and 2015, the Company made payments for interest totaling $0 and $0, respectively. On September 30, 2016 a principal amount of $25,000 was repaid by the Company by assignment of notes receivable due to the Company with principal amount of $25,000 in non-cash transaction (see Note 4 and Note 10).

●	In July, 2016, the Company received an aggregate principal amount of $75,000 for note payable issued from the Company’s founder. The notes accrue interest at an annual rate of 8.0%, payable quarterly, and mature on December 31, 2017. As of September 30, 2016 and December 31, 2015, the amount of accrued interest was $1,121 and $0, respectively. During the nine months ended September 30, 2016 and 2015, the Company made payments for interest totaling $0 and $0, respectively (see Note 10).

●	In August, 2016, the Company received an aggregate principal amount of $52,000 for note payable issued from the Company’s founder. The note accrues interest at an annual rate of 12.5%, payable monthly, and matures on December 31, 2017. As of September 30, 2016 and December 31, 2015, the amount of accrued interest was $534 and $0, respectively. During the nine months ended September 30, 2016 and 2015, the Company made payments for interest totaling $0 and $0, respectively (see Note 10).

●	In August and September, 2016, the Company received an aggregate principal amount of $80,000 for notes payable issued from an affiliated company. The note accrues interest at an annual rate of 8.0%, payable quarterly, and matures on December 31, 2017. As of September 30, 2016 and December 31, 2015, the amount of accrued interest was $1,146 and $0, respectively. During the nine months ended September 30, 2016 and 2015, the Company made payments for interest totaling $0 and $0, respectively. On September 30, 2016 a principal amount of $75,000 was repaid by the Company by assignment of notes receivable due to the Company with principal amount of $75,000 in non-cash transaction (see Note 4 and Note 10).

●	In September, 2016, the Company received an aggregate principal amount of $50,000 for note payable issued from the Company’s founder. The notes accrue interest at an annual rate of 12.5%, payable quarterly, and mature on December 31, 2017. As of September 30, 2016 and December 31, 2015, the amount of accrued interest was $205 and $0, respectively. During the nine months ended September 30, 2016 and 2015, the Company made payments for interest totaling $0 and $0, respectively (see Note 10).

Net Loss

As reflected in the accompanying unaudited financial statements, the Company had a net loss of $1,062,643 and $248,281for the nine months ended September 30, 2016 and 2015, respectively. The increase in net operating loss of $814,362 was attributed to our active engagement into construction activities, which caused a gradual increase in operating expenses as we were withdrawing from financial assistance activities and focusing our operation on purchase and development of land for construction.

Income taxes

Deferred income tax assets and liabilities arise from temporary differences associated with differences between the financial statements and tax basis of assets and liabilities, as measured by the enacted tax rates, which are expected to be in effect when these differences reverse. Deferred tax assets and liabilities are classified as current or non-current, depending upon the classification of the asset or liabilities to which they relate. Deferred tax assets and liabilities not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

The Company follows the provisions of FASB ASC 740-10 “Uncertainty in Income Taxes” (ASC 740-10). Certain recognition thresholds must be met before a tax position is recognized in the financial statements. An entity may only recognize or continue to recognize tax positions that meet a “more-likely-than-not” threshold. As of September 30, 2016 and 2015, the Company does not believe it has any uncertain tax positions that would require either recognition or disclosure in the accompanying financial statements.

RESULTS OF OPERATIONS

The following table sets forth statement of income data for the periods indicated:

	Three Months Ended September 30, (Unaudited)			Nine Months Ended September 30, (Unaudited)
	2016	2015	Change	2016	2015	Change
Revenue, including interest income	$6,390	$73,532	(91)%	$144,795	$166,579	(13)%
Operating expenses:
Compensation	194,021	106,217	83	518,717	187,667	176
Professional Fees	37,119	65,320	(43)	97,640	252,955	(61)
Interest expense	30,627	28,342	8	88,728	99,102	(10)
Bad debt recovery	-	-	*	-	(179,197)	*
Amortization of debt discount	-	-	*	434,182	-	*
Other selling, general and administrative	13,312	12,682	5	68,287	54,484	25
Total operating expenses	275,079	212,561	29	1,207,554	415,011	191
Loss from operations	(268,689)	(139,029)	93	(1,062,759)	(248,432)	328
Other income	-	50	*	116	151	(23)
Total Other Income	-	50	*	116	151	(23)
Net loss	$(268,689)	$(138,979)	93%	$(1,062,643)	$(248,281)	328%
Net loss per common share Basic and diluted	$(0.13)	$(0.07)	*	$(0.51)	$(0.11)	*
Weighted average Common Stock: Basic and diluted	2,100,000	2,100,000	*	2,100,000	2,360,073	*

* Percentage not meaningful.

Comparison of the Three Months Ended September 30, 2016 to the Three Months Ended September 30, 2015 (Unaudited)

As reflected in the accompanying unaudited financial statements, for the three months ended September 30, 2016 we had a net loss of $268,689, or $0.13 per basic and diluted share, as compared to net loss of $138,979, or $0.07 per basic and diluted share during the three months ended September 30, 2015, which is an increase of 93%. The change in net loss for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015 was mainly caused by the increased operating expense as we became more active in organizing a revenue stream from our construction activities as well as 91% decrease in total revenue during the three months ended September 30, 2016 as compared to the three months ended September 30, 2015. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital, implement its business plan, and generate significant revenues.

Revenue

Our financial activities during the three months ended September 30, 2016 have produced $6,390 in revenue, consisting of interest income, which is a decrease of 91% as compared to $73,532 in revenue of which $37,860 was from interest income and $35,672 was earned from construction activities during the three months ended September 30, 2015. The decrease in revenue from financial activities is indicative of our withdrawal from the financial activities. The engagement within the financial activities segment was solely aimed at re-lending the cash received from our lenders at the higher interest rate in an attempt to decrease our operating losses and reduce depletion of our cash resources during the start-up and business development stage by earning an interest surplus to finance our working capital. Although a majority of our revenue to date has been derived from our financing activities, the purpose of our financial activities was supplemental and secondary to our engineering and construction activities, which are our main purpose and course of business. As the notes reach their respective maturity, or are being repaid to us prior to their maturity dates, we use the proceeds to fund our homebuilding projects, including but not limited to remitting deposits on land, paying personnel salaries, architectural and civil engineering and other expenses in order to generate revenue from our homebuilding projects. In September 2014 we have engaged into our first pilot project, called 3890 Parkside, which was a remodeling of single family house in the Chicago, IL metro area. All works under this project were completed, and the property was sold and closed on within third fiscal quarter of 2015. In December 2015, we also formed Seasons Creek Development LLC in the Commonwealth of Virginia for the purpose of acquiring the land and existing property with the purpose of building and selling a residential single-family homes to general public. Subsequently, in December 2015, we acquired land held for future development in Commonwealth of Virginia at historical cost of $211,336, which represents the purchase price. During the nine months ended September 30, 2016 the Company incurred costs attributable to the development activities in amount of $116,811, which were capitalized. We anticipate that starting from 2017, the revenue from construction activities will constitute the majority of our revenue.

Operating Expenses

Our total operating expenses during three months ended September 30, 2016 amounted to $275,079, which is an increase of approximately 29% from the total operating expenses of $212,561 during three months ended September 30, 2015. The following table illustrates the summary of our operating loss for the periods indicated:

	Three Months Ended September 30, (Unaudited)
	2016	2015
Total revenues, including interest income from the Notes	$6,390	$73,532
Selling, general and administrative expenses, total	275,079	212,561
Loss from operations	(268,689)	(139,029)
Total other income	—	50
Loss before income taxes	(268,689)	(138,979)
Provision for income taxes	—	—
Net loss	$(268,689)	$(138,979)
Loss per share – basic and diluted	$(0.13)	$(0.07)
Weighted average Common Stock – basic and diluted	2,100,000	2,100,000

Selling, general and administrative expenses

Selling, general and administrative expenses costs include officer compensation, salaries and benefits, stock-based compensation expense, consulting fees, legal expenses, accounting and auditing fees, investor relations costs, insurance, reporting costs and fees, and corporate overhead related costs. Total selling, general and administrative expenses for the three months ended September 30, 2016 was $275,079 as compared to $212,561 for the same period of 2015. The increase of approximately 29% was primarily caused by the increased operating expense as we became more active in organizing a revenue stream from our construction activities, as well as an increase in operating expenses in connection with the preparation of our Form S-1 and the amendments thereto. As we continue to further develop our business, we anticipate that our selling, general and administrative expenses will increase in absolute dollars and decrease as a percentage of total revenues as we become profitable.

Interest expenses

Interest expense is related to our obligations under our convertible debt and non-convertible debt and totaled to $30,627 and $28,342 for the three months ended September 30, 2016 and 2015, respectively. The approximate 8% increase in interest expense for the three months ended September 30, 2016 was due to increased weighted average of total amount of debt securities during the three months ended September 30, 2016 as compared to the three months ended September 30, 2015.

Other Income

Other income consisted primarily of processing fees and other fees received in connection with the repayment of the notes receivable to us as well and totaled to $0 and $50 for the three months ended September 30, 2016 and 2015, respectively. Other income for the three months ended September 30, 2016 and 2015 was insignificant.

Net Loss

For the three months ended September 30, 2016, our net loss was $268,689. For the three months ended September 30, 2015, our net loss was $138,979. This increase in net loss of approximately 93% for the three months ended September 30, 2016 as compared to the same period in 2015 was mainly caused by the increased operating expense as we became more active in organizing a revenue stream from our construction activities, an increase in operating expenses in connection with public company compliance, as well as 91% decrease in revenue during the three months ended September 30, 2016. As we continue to further develop our business, we anticipate that our selling, general and administrative expenses will increase in absolute dollars and decrease as a percentage of total revenues as we become profitable from our homebuilding activities.

Loss per share

We reported net loss of $268,689, or $0.13 per basic and diluted share, for the three months ended September 30, 2016, compared to net loss of $138,979, or $0.07 per basic and diluted share, for the three months ended September 30, 2015. The increase in loss attributable to Common Stockholders per share, basic and diluted, for the three months ended September 30, 2016 as compared to for the same period in 2015 was caused by the increase in net loss of approximately 93%.

	Three Months Ended September 30, (Unaudited)
	2016	2015
Net loss	$(268,689)	$(138,979)
Weighted average number of common shares outstanding, basic and diluted	2,100,000	2,100,000
Net loss attributable to Common Stockholders per share, basic and diluted	$(0.13)	(0.07)

Comparison of the Nine Months Ended September 30, 2016 to the Nine Months Ended September 30, 2015 (Unaudited)

As reflected in the accompanying unaudited financial statements, we ended nine months ended September 30, 2016 with net loss of $1,062,643, or $0.51 per basic and diluted share, as compared to net loss of $248,281, or $0.11 per basic and diluted share during nine months ended September 30, 2015, which is an increase of 328%. The change in net loss in the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015 was mainly caused by the increased operating expense as we became more active in organizing a revenue stream from our construction activities, as well as an increase in operating expenses in connection with the preparation of our Form S-1 and amortization of debt discount expense in connection to issuance of warrant. On April 29, 2016, the Company issued a warrant in consideration of the extension of the maturity date of convertible note payable with principal amount of $1,000,000 to June 30, 2016, to purchase up to an aggregate of 625,000 shares of Common stock of the Company, at an exercise price of $1.60 per share of Common Stock, exercisable in full or in part at any time vesting from January 1, 2018 and expiring on December 31, 2028. The fair value of the warrant of $434,182 was treated as a debt discount on the note payable. The debt discount was amortized over the life of the note, which was due on June 30, 2016 and amortization of debt discount expense of $434,182 was recorded for the nine months ended September 30, 2016. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital, implement its business plan, and generate significant revenues.

Revenue

Our financial activities during nine months ended September 30, 2016 have produced total amount of $144,795 or $21,081 in interest income and $124,214 of proceeds from the foreclosure and sale of one note, which is in total a decrease of 13% as compared to $166,579 revenue of which $130,907 was from interest income and $35,672 was earned from construction activities during nine months ended September 30, 2015. Although there was slight decrease in total in revenue, there was substantial decrease in interest income of approximately 84%, which is indicative of our withdrawal from the financial activities. Although a majority of our revenue to date has been derived from our financing activities, the purpose of our financial activities was supplemental and secondary to our construction and engineering activities, which are our main purpose and course of business. As the notes reach their respective maturity, or are being repaid to us prior to their maturity dates, we use the proceeds to fund our homebuilding projects, including but not limited to remitting deposits on land, paying personnel salaries, architectural and civil engineering and other expenses in order to generate revenue from our homebuilding projects. In September 2014 we have engaged into our first pilot project, called 3890 Parkside, which was a remodeling of single family house in the Chicago, IL metro area. All works under this project were completed, and the property was sold and closed on within third fiscal quarter of 2015. During the first four months of 2015 we also invested $775,000 in construction projects in Chicago, IL area, from which we withdrew in September 2015. In March, 2015 we paid $180,000 and $235,000 to acquire 5% equity stake in 228 Racine LLC and 7820 Madison LLC, respectively, and in April 2015 we paid $360,000 to acquire 5% equity stake in 2709 Ashland LLC. In December 2015, we also have formed Seasons Creek Development LLC in the Commonwealth of Virginia for the purpose of acquiring the land and existing property with the purpose of building and selling a residential single-family homes to general public. Subsequently, in December 2015, we acquired land held for future development in Commonwealth of Virginia for $211,336. During the nine months ended September 30, 2016, the Company incurred costs attributable to the development activities in amount of $116,811, which were capitalized. We anticipate that starting from 2017 the revenue from construction activities will constitute the majority of our revenue.

Operating Expenses

Our total operating expenses during nine months ended September 30, 2016 amounted to $1,207,554, which is an increase of approximately 191% from the total operating expenses of $415,011 during nine months ended September 30, 2015. The following table illustrates the summary of our operating loss for the periods indicated:

	Nine Months Ended September 30, (Unaudited)
	2016	2015
Total revenues, including interest income from the Notes	$144,795	$166,579
Selling, general and administrative expenses, total	1,207,554	415,011
Loss from operations	(1,062,759)	(248,423)
Total other income	116	151
Loss before income taxes	(1,062,643)	(248,281)
Provision for income taxes	—	—
Net loss	$(1,062,643)	$(248,281)
Loss per share – basic and diluted	$(0.51)	$(0.11)
Weighted average Common Stock – basic and diluted	2,100,000	2,360,073

Selling, general and administrative expenses

Selling, general and administrative expenses costs include officer compensation, salaries and benefits, stock-based compensation expense, consulting fees, legal expenses, accounting and auditing fees, investor relations costs, insurance, reporting costs and fees, bad debt recovery, amortization of debt discount and corporate overhead related costs. Total selling, general and administrative expenses for the nine months ended September 30, 2016 was $1,207,554 as compared to $415,011 for the same period of 2015. The increase of approximately 191% was primarily caused by the increased operating expense as we became more active in organizing a revenue stream from our construction activities, as well as an increase in operating expenses in connection with public company compliance and amortization of debt discount expense in connection to issuance of warrant. On April 29, 2016, the Company issued a warrant in consideration of the extension of the maturity date of convertible note payable with principal amount of $1,000,000 to June 30, 2016, to purchase up to an aggregate of 625,000 shares of Common stock of the Corporation, at an exercise price of $1.60 per share of Common Stock, exercisable in full or in part at any time vesting from January 1, 2018 and expiring on December 31, 2028. The fair value of the warrant of $434,182 was treated as a debt discount on the note payable. The debt discount was amortized over the life of the note, which was due on June 30, 2016 and amortization of debt discount expense of $434,182 was recorded for the nine months ended September 30, 2016. As we continue to further develop our business, we anticipate that our selling, general and administrative expenses will increase in absolute dollars and decrease as a percentage of total revenues as we become profitable.

Interest expenses

Interest expense is related to our obligations under our convertible and non-convertible debt and totaled to $88,728 and $99,102 for the nine months ended September 30, 2016 and 2015, respectively. The 10% decrease in interest expense for the nine months ended September 30, 2016 was due to decreased weighted average of total amount of debt securities in 2016 as compared to the nine months ended September 30, 2015.

Other Income

Other income consisted primarily of processing fees and other fees received in connection with the repayment of the notes receivable to us as well and totaled to $116 and $151 for the nine months ended September 30, 2016 and 2015, respectively. Other income for the nine months ended September 30, 2016 and 2015 was insignificant.

Net Loss

For the nine months ended September 30, 2016, our net loss was $1,062,643. For the nine months ended September 30, 2015, our net loss was of $248,281. This increase in net loss of approximately 328% for the nine months ended September 30, 2016 as compared to the same period in 2015 was mainly caused by the increased operating expense as we became more active in organizing a revenue stream from our construction activities, an increase in operating expenses in connection with public company compliance and amortization of debt discount expense in connection to issuance of warrant. On April 29, 2016, the Company issued a warrant in consideration of the extension of the maturity date of convertible note payable with principal amount of $1,000,000 to June 30, 2016, to purchase up to an aggregate of 625,000 shares of Common stock of the Corporation, at an exercise price of $1.60 per share of Common Stock, exercisable in full or in part at any time vesting from January 1, 2018 and expiring on December 31, 2028. The fair value of the warrant of $434,182 was treated as a debt discount on the note payable. The debt discount was amortized over the life of the note, which was due on June 30, 2016 and amortization of debt discount expense of $434,182 was recorded for the nine months ended September 30, 2016. As we continue to further develop our business, we anticipate that our selling, general and administrative expenses will increase in absolute dollars and decrease as a percentage of total revenues as we become profitable from our construction activities.

Loss per share

We reported net loss of $1,062,643, or $0.51 per basic and diluted share, for the nine months ended September 30, 2016, compared to net loss of $248,281, or $0.11 per basic and diluted share, for the nine months ended September 30, 2015. The increase of in loss attributable to Common Stockholders per share, basic and diluted, for the nine months ended September 30, 2016 as compared to for the same period in 2015 was caused by the increase in net loss of approximately 328% as well as by the decrease of our weighted average number of common shares outstanding. In January, 2015, our founders, FVZ LLC, Dr. Temnikov and Mr. Gurin, have converted the aggregate of 8,000,000 shares of Common Stock into the equivalent number of shares of Series-X Common Stock. As a result of such conversion, the number of Shares outstanding has decreased to 2,000,000 shares. 10,000,000 shares of common stock were outstanding from January 1, 2015 to January 10, 2015 and the 8,000,000 shares of common stock were converted into 8,000,000 shares of Series-X Common Stock on January 10, 2015. On March 31, 2015, pursuant to the terms of an Agreement and Plan of Merger (“Merger”), by and between Helpful Technologies, Inc. (“HTI”), HAC Patents LLC (“HAC-LLC”) a wholly owned subsidiary of HTI, and Helpful Alliance Company (the “Company”), the Company acquired all of the membership interests of HAC Patents LLC in exchange for 100,000 shares of the Company’s common stock. 2,100,000 shares of common stock were issued and outstanding from March 31, 2015 to September 30, 2016. For the nine months ended September 30, 2016, the weighted average number of shares of common stock (basic and diluted) resulted in 2,100,000 as compared to 2,360,073 for the nine months ended September 30, 2015.

	For the Nine Months Ended September 30, (Unaudited)
	2016	2015
	(Consolidated)
Net cash provided by (used in)
Operating activities	$(244,335)	$608,542
Investing activities	(3,506)	-
Financing activities	52,000	(60,000)
Net decrease in cash and cash equivalents	$(195,841)	$548,542

Liquidity & Capital Resources

At September 30, 2016, we had $18,834 cash on hand and an accumulated deficit of $2,052,441. In order to finance our operating capital, our founders and majority stockholders are funding the Company’s operations by the purchase of promissory notes. Other than the promissory notes purchased, there is no written agreement or arrangement pursuant to which the founders or a third party have agreed to purchase additional notes or otherwise fund our operations. From January 2016 to the date of this report on Form 10-Q , the Company received an aggregate amount of $547,000 for notes payable issued from our founders, directly and through the affiliated companies operated by the founders, which accrue non-compounding interest at annual rates ranging from 5% to 12.5% and mature on December 31, 2017. Gurin Group LLC, a limited liability company of which Sergey Gurin, the Company’s VP, Interim CFO and director, has voting and dispositive control, had loaned the Company an aggregate amount of $205,000 of which the Company on September 30,2016 repaid $200,000 by assignment of notes receivable due to the Company with aggregate principal amount of $200,000 in non-cash transaction, Sergey Gurin has loaned $127,000, Dr. Temnikov has loaned the Company an aggregate amount of $205,000 and FVZ LLC has loaned the Company an amount of $10,000. On May 16, 2016, we received funds owed to us for the note receivable dated May 2013, with a value of $420,000 but the remaining principal amount of $330,000 plus accrued and payable interest on such amount, which was assigned to the Company in November 2013 by our affiliate, Helpful Capital Group, LLC (“HCG”), a Florida limited liability company. The note accrued interest at an annual rate of 12.0% with a maturity date of May 2013, and the note had gone into default for non-payment of interest, therefore the interest rate increased to 18% per the default provision in this note. In December 2014, a payment of $66,495 for accrued interest was received. This note was in default and the HCG filed for foreclosure in July 2015. The collateral for the loan was real estate property located at 111 NE 43 St., Miami, FL 33137 (the “Property”). The Company obtained a third-party appraisal in November 2015. The Property was appraised at $900,000, which supported the carrying value of the note. A motion for summary judgment was filed by the HCG in December 2015. As of March 31, 2016 and December 31, 2015, the amount of accrued interest was $55,786 and $55,786, respectively. On March 31, 2016, the principal and accrued and payable interest under the note was $385,786. On March 31, 2016, HCG entered into a Settlement Agreement with Thriving Investments, LLC, the holder of a second mortgage on the property (“Thriving”), and FVZ, LLC pursuant to which Thriving had agreed to pay HCG a total of $510,000 in consideration for HCG assigning its first mortgage on the property to Thriving and HCG and FVZ, LLC delivering a Certificate of Title of the Property to Thriving. The said sum of $510,000 was transferred to HCG’s attorney’s escrow account on April 4, 2016 and was released to us on May 16, 2016 upon transfer of the Certificate of Title to the Property to Thriving on May 14, 2016. The Company recorded a $124,214 gain on settlement as of May 16, 2016, the date the settlement amount of $510,000 was received by the Company. We anticipate receiving approximately $700,000 by leveraging our Seasons Creek land to either (i) obtain a loan using the land as collateral, or (ii) sell part of our equity in the land for cash, for which no arrangements have been made to the date of this Quarterly Report on Form 10-Q. We believe that we will be able to fund our operations for the next six months with our current cash on hand in combination with capital we anticipate receiving from time to time in form of (i) stockholder loans from our founders and executive officers Dr. Temnikov and Mr. Gurin, (ii) loans from AssetsTZ Holding LLC, (iii) leveraging of our Seasons Creek land, (iv) sale of our Common shares in this offering. In their report on our consolidated financial statements for the year ended December 31, 2015 and financial statements for the year ended December 31, 2014, our auditors have expressed substantial doubt as to our ability to continue as a going concern.

If needed, we intend to fund our future operations through the sale of equity and/or debt securities. Also, in order to fund any working capital deficiencies or finance unforeseen transaction costs in connection with intended business, our founders or our executive officers, may, but are not obligated to, loan us funds as may be required. We do not have any verbal or written binding agreement with any of our founders, executive officers or directors. We would repay such loaned amounts out of the net offering proceeds of consecutive offerings or out of the operating income.

Cash Flows

The following table presents a summary of net cash provided by (used in) our operating, investing and financing activities for the periods indicated:

	For the Nine Months Ended September 30, (Unaudited)
	2016	2015
	(Consolidated)
Net cash provided by (used in)
Operating activities	$(244,335)	$608,542
Investing activities	(3,506)	-
Financing activities	52,000	(60,000)
Net decrease in cash and cash equivalents	$(195,841)	$548,542

Operating Activities. Operating activities used net cash of $244,335 and provided $608,542 during the nine months ended September 30, 2016 and 2015, respectively. The change in net operating cash flows primarily reflected increased operating expense, in particular increased compensation and interest paid on the debt obligations as well as increased costs for land development in amount of $116,811 and amortization of debt discount expense of $434,182, which were partially offset by receipt of two notes receivable with principal amount of $81,000 and $330,000 or aggregate amount of $411,000 during the nine months ended September 30, 2016 and a receipt of $390,927 due from affiliate as well as repayment of four notes receivable with principal amount of $50,000, $150,000, $160,000 and $350,000 or aggregate amount of $710,000, which was partially offset by issuing a note receivable in amount of $10,000 to affiliated company as well as cash used for operating expense and interest paid on debt obligations during the nine months ended September 30, 2015.

Investing Activities. Investing activities used $3,506 and $0 during the nine months ended September 30, 2016 and 2015, respectively. Investing activities used cash for payment of $3,506 for attorney and filing fees for our patent application during the nine months ended September 30, 2016.

Financing Activities. Financing activities provided net cash of $52,000 and used $60,000 during the nine months ended September 30, 2016 and 2015, respectively. Financing activities provided $542,000 by receipt of notes payable from the Company’s founder, Dr. Temnikov, in amount of $200,000, from the Company’s founder, Mr. Gurin, in amount of $127,000, from affiliated company, FVZ LLC, in amount of $10,000, and from affiliated company, Gurin Group LLC, in amount of $205,000, of which $200,000 was repaid to Gurin Group LLC by the Company by assignment of notes receivable due to the Company with aggregate principal amount of $200,000 in non-cash transaction, all of which was partially offset by repayment of $400,000 for note payable with original principal amount of $1,000,000 which was due by June 30, 2016 and repurchase of Series-X common stock in amount of $90,000 during the nine months ended September 30, 2016. During the nine months ended September 30, 2015 financing activities used cash for partial repayment of note payable to Marusya Pro LLC in amount of $150,000 and to Mr. Andrienko in amount of $10,000 which was offset by receipt of proceeds of $100,000 from the warrant purchase by an affiliated company, AssetTZ LLC.

As of September 30, 2016, we had $18,834 on hand, as compared to the cash on hand of $214,784 we had at December 31, 2015.

We believe that we will need at a minimum of $1,500,000 for the next 12 months in order to sufficiently fund our general and administrative expenses, as planned, including hiring the minimally required personnel, funding research and development and marketing, expenses. We will need an additional $2,300,000 to fund our intended construction and land development operations, including developing and building homes on the 28.8-acre parcel of land we acquired Chesterfield County, VA.

Summary of Significant Accounting Policies

There have been no changes made in significant accounting policies of Helpful Alliance Company during the period covered by this Report.

Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 2, “Summary of Significant Accounting Policies” in our audited consolidated financial statements for the year ended December 31, 2015, included in Note 2 “Summary of Significant Accounting Policies” in our unaudited consolidated financial statements for the nine months ended September 30, 2016, included in this report on Form 10-Q starting from page F-6 for a discussion of our significant accounting policies and estimates.

Emerging Growth Company

We are an emerging growth company as defined in the JOBS Act. As an emerging growth company, we have elected, pursuant to Section 107(b) of the JOBS Act, to take advantage of the extended transition period provided in Securities Act Section 7(a)(2)(B) for complying with new or revised accounting standards. We will therefore delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. We may take advantage of this extended transition period provided in Securities Act Section 7(a)(2)(B) until the first to occur of the date we (i) are no longer an “emerging growth company” or (ii) affirmatively and irrevocably opt out of the extended transition period provided in Securities Act Section 7(a)(2)(B). As such, our financial statements may not be comparable to companies that comply with public company effective dates.

Off-Balance Sheet Arrangements and Commitments

On July 1, 2015, the Company executed an assignment of the sublease for the offices at Deerfield Beach, FL, to a non-affiliated company. The rent is $1,778 per month. The term of the assigned lease is from the date of the assignment to October, 2016. No security deposit or prepaid rent was required.

Office lease expense was $16,033 and $14,613 for the nine months ended September 30, 2016 and 2015, respectively.

On October 31, 2015, the Company executed an office lease for the offices at Deerfield Beach, FL, to a non-affiliated company. The rent is $2,602 per month. The term of the lease is from November 1, 2016 to October 31, 2018. One security deposit of $2,602 and one month prepaid rent of $2,602 was required.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The disclosure under this item is not required to be reported by smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

In accordance with Exchange Act Rules 13a-15 and 15d-15, our management is required to perform an evaluation under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period.

Based upon that evaluation, our management has concluded that, as of September 30, 2016, our disclosure controls and procedures were found to be sufficiently effective.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL MATTERS

Legal Proceedings

In the ordinary course of business, we may be involved in legal proceedings from time to time. At the date of this Quarterly Report on Form 10-Q, there are no known legal proceedings against the Company. No governmental agency has instituted proceedings, served, or threatened the Company with any litigation.

ITEM 1A. RISK FACTORS

In addition to the risk factors stated in our Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 23, 2016 and declared effective by the Commission on September 8, 2016, the following risk factors relate to our construction operations.

We may be unable to manufacture wall panels and or building kits at a reasonable price or at all.

We may be unable to locate a manufacturer willing and able to produce our wall panel and/or our building kits at a reasonable cost or at all. This may be due to reasons including, but not limited to, availability and price of raw materials, cost of manufacturing, cost of shipping, minimum order quantity, and production time. Even if we are successful in manufacturing our wall panel and or building kit designs, we may be unable to find a licensed contractor willing to work with our wall panels and or building kits. Our inability to have our wall panels and/or building kits produced or to locate a contractor to use them, could have an adverse material effect on our business operations and stockholder value.

Manufacturer of wall panels and or building kits may manufacture our products improperly.

While we will make every effort to ensure that our wall panels and or building kits are produced properly through prototyping and sampling, we cannot guarantee that the final product will be produced to our design and quality specifications. In such a case the manufacturer may refuse to take responsibility for errors or poor craftsmanship. In the event that we use a foreign manufacturer for our products our access to legal action may be limited and legal action available may be excessively time and financially excessive. As a result, manufacturer error may lead to loss of capital invested and financial burden detrimental to our company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

There have been no unregistered sales of equity securities of Helpful Alliance Company made in the time period covered by this report.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Zimas $1 Million Note and Amended and Restated Zimas Note: In April 2013, we issued an unsecured non-recourse convertible promissory note in the principal amount of $1,000,000 to Zimas LLC, a principal stockholder. The note accrued interest at an annual rate of 8.0%, payable annually, matured on March 31, 2016, and was convertible into common stock at a conversion rate of $1.60 per share. As of December 31, 2015, the amount of accrued interest was $80,000, which was paid in January 2016. The full amount of principal and accrued interest was due and payable within 30 days from maturity date. During the nine months ended September 30, 2016 and 2015, the Company made payments for interest totaling $80,000 and $80,000, respectively. The note was payable upon demand at any time before the maturity date upon 100 days’ prior notice. However, upon early demand, the outstanding principal amount would have been discounted 20% and an early termination penalty will apply. Zimas LLC is owned and controlled by Ms. Zena Katz, who is the sister of Ms. Fay Katz, a 75% owner of FVZ, LLC, a founder and principal stockholder of the Company. On April 29, 2016, Zimas and the Company entered into in a Loan Amendment and Extension Agreement (the “Note Extension Agreement”) pursuant to which (i) the note’s maturity date was extended to June 30, 2016 with increased interest accruing at the non-compounding rate of 10.0% for the period from April 1, 2016 and ending at the earlier of (a) date of repayment, or (b) on June 30, 2016 and (ii) the note was no longer secured by or convertible into 625,000 shares of common stock. In connection with the Note Extension Agreement, the Company issued Zimas a warrant exercisable for 625,000 shares of common stock for $1.60 per share from January 1, 2018 to December 31, 2028. This warrant was valued using the Black-Scholes model using a volatility of 87.85% (derived using the average volatility of three similar public companies), an expected term of 1.7 years and a discount rate of 0.77%. The fair value of the warrant of $434,182 was treated as a debt discount on the note payable. The debt discount was amortized over the life of the note, which was due on June 30, 2016 and amortization of debt discount expense of $434,182 was recorded for the six months ended June 30, 2016. The Company has no rights to redeem the warrant. The warrant also specifies that if Zimas exercises and continues to own more than 5% of the outstanding Common Stock, Zimas will be entitled to nominate representative to the Company’s Board of Directors. On May 16, 2016, we paid Zimas the amount of $400,000 from the amount of $510,000 received from assignment of our first mortgage on real property located in Miami, FL to Thriving Investments pursuant to a Stipulation of Settlement, entered into on March 31, 2016, among HCG, Thriving Investments and FVZ, LLC. As of May 16, 2016, the amount of accrued interest was $32,548 under the convertible $1 Million Zimas note. The Company is in default for non-payment of the interest. Restated and amended note for the remaining amount due under convertible note of $600,000 was issued as a non-convertible note on May 16, 2016. The note accrues interest at an annual rate of 10.0%, payable quarterly, and matured on June 30, 2016. As of September 30, 2016 the amount of accrued interest was $22,520. This note is in default for non-payment of principal and interest from July 1, 2016. As of September 30, 2016, we owe Zimas under the restated and amended non-convertible note the principal amount of $600,000 and accrued interest of $55,068, or the aggregate of $655,068. We anticipate financing the repayment of $655,068 from obtaining new investments into (i) the Company and/or (ii) subsidiary project LLC companies.

ITEM 4. NOT APPLICABLE.

ITEM 5. OTHER INFORMATION

SUBSEQUENT EVENTS

On October 19, 2016, our subsidiary, Seasons Creek Development LLC issued 33% ownership structured in the form of 10 units of Class-B Preferred Share LLC Membership Interests bearing 14.0% annual yield and the right for Class-B Preferred Profit Share of 30%. Both, the Class-B Preferred Yield and the Class-B Preferred Profit Share are payable to Class-B LLC Member upon completion of the Seasons Creek project or as declared by our Board of Directors for $50,000 per unit or aggregate $500,000 for 10 units. To the date of this report we have received funds in amount of $250,000 that is equal to the purchase of 5 units. As a result from this sale, upon receipt of funds in aggregate amount of $500,000 our ownership in Seasons Creek Development LLC will be diluted from 100% to 67% and structured in form of 20 Units of Class-A Preferred Share LLC Membership Interests bearing 14.0% annual yield and Class-A Preferred Profit Share of 30%, both payable to us upon completion of the Seasons Creek project or as declared by our Board of Directors and 1 Unit Common Share LLC Membership Interests. Furthermore, upon completion of this sale, we have entered into the Amended and Restated Exclusive Construction Management Agreement with new member of Seasons Creek Development LLC entitling us to approximately $1.75 million in construction management fees payable to us upon completion of the Seasons Creek project.

ITEM 6. EXHIBITS.

Index to Exhibits

Exhibit No:	Description:

10.1	Seasons Creek Development, LLC First Amended and Restated Limited Liability Company Agreement, dated October 19, 2016

10.2	Form of Subscription Agreement for Class B Membership Interests of Seasons Creek Development, LLC

31.1	Certification of Principal Executive Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial and Accounting Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Furnished herewith. Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 7, 2016	By:	/s/ MAXIM TEMNIKOV
	Name:	Maxim Temnikov
	Title:	President and Chief Executive Officer
(Principal Executive Officer)

Date: November 7, 2016	By:	/s/ SERGEY GURIN
	Name:	Sergey Gurin
	Title:	Vice President and Interim Chief Financial Officer
(Principal Financial and Accounting Officer)

