Form 10-K
period 2016-12-31
Helpful Alliance Co
filed 2017-02-24
CIK 1561257

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year period ended: December 31, 2016

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from:___________________________

Commission file number:

HELPFUL ALLIANCE COMPANY

(Exact name of registrant as specified in its charter)

Florida	45-5023152
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

700 West Hillsboro Blvd, Suite 1-100

Deerfield Beach, FL 33441

(Address of principal executive offices)

(754) 227-5783

(Issuer’s telephone number)

Securities registered under Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	N/A

Securities registered under Section 12(g) of the Act:

N/A

(Title of class)

With a copy to:

Philip Magri, Esq.

Magri Law, LLC

2642 NE 9th Avenue

Fort Lauderdale, FL 33334

T: (646) 502-5900

F: (646) 826-9200

pmagri@magrilaw.com

www.magrilaw.com

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [  ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

[  ]

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

Yes [  ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. There was no public market for our common stock as of June 30, 2016.

As of December 31, 2016, there were 2,100,000 shares of Common Stock, $0.001 par value per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

None

PART I

FORWARD LOOKING STATEMENTS

The statements contained in this Report that are not purely historical are forward-looking statements. Our forward-looking statements include, but are not limited to, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “will,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Report may include, for example, statements about our:

●	ability to raise capital sufficient for performance of our projects and business plans;

●	ability to identify and complete commercially viable projects;

●	success in retaining or recruiting, or changes required in, our officers, key employees or directors;

●	officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our acquisitions, as a result of which they would then receive expense reimbursements;

●	pool of prospective acquisition candidates;

●	the ability of our officers and directors to generate a number of potential investment opportunities;

●	potential change in control and/or dilution if we acquire one or more target businesses for stock;

●	the potential liquidity and trading of our securities;

●	the lack of a market for our securities; or

●	financial performance following this Report.

The forward-looking statements contained in this Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. Future developments affecting us may not be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under “Risk Factors” in this Report. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. You should not place undue reliance on any forward-looking statement. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

Industry and Market Data

This Report contains estimates and other statistical data made by independent parties and by us relating to market size and growth and other data about our industry. We obtained the industry and market data in this Report from our own research as well as from industry and general publications, surveys, and studies conducted by third parties, some of which may not be publicly available. Estimates, forecasts, and surveys are periodically updated by third parties and may materially impact projections in the future.

ITEM 1. BUSINESS.

General

We are a development stage construction management company focused on the efficiency of real-estate construction projects, with operations structured in three divisions: (i) Land Development, (ii) Engineering and (iii) Construction.

We are primarily focused on the construction and sale of single-family attached and detached homes as well as the purchase, development and sale of residential land directly and through unconsolidated entities in which we have investments. In 2016, we were mainly engaged into creating a plan of development for our Seasons Creek community encompassing the construction and sale of 70 single-family homes on approximately 28.8 acres of land located south of Richmond, VA in Chesterfield County, VA and into seeking funding to purchase land for our other projects.

Our business purpose and focus is to develop and market novel construction materials and methods enabling erecting a building shell at lower cost and superior speed. Our mission is to upgrade America’s towns with eco-friendly, energy-efficient, disaster-resistant properties. Our executive offices are located in Deerfield Beach, Florida (which is within the Fort Lauderdale metropolitan area).

We spend majority of our time, effort and money to find and purchase land suitable for a commercially viable construction, engage into developing the land for construction projects, and develop pre-fabricated building kits for these construction projects. From 2013-2016, we were also engaged into financing activities with purpose of generating passive cash income to allow us decreasing our operating losses associated with start-up and research and development stage. In 2016, we withdrew from the financing activities and we anticipate our major source of revenue in 2017 to be from construction activities. From inception and going forward, our goal is to develop core expertise in two primary areas: (i) designing master plans and developing land for living communities of new generation and (ii) engineering and construction of building shells, floor slabs, and wall systems.

Going forward, we anticipate (i) our land development activities to generate revenue from the development and sale of building lots upon completion of rezoning and/or land development; (ii) our engineering activities to generate revenue from sale of our proprietary building kits and licensing proprietary assembly methods and processes to our building partners and third parties; and (iii) our construction activities to generate revenues from the construction of building shells and rendering construction management services. We anticipate participating in all stages of the land development and construction projects from project origination to acquisition of land and building lots to the construction works management and then to the selling stage. We intend to select projects, go under contract for associated land or property, rezone it if necessary, and develop the architectural and engineering specifications suitable to the land or property specifics. When rezoning is granted, we plan to consummate a purchase of land or property under the contract and begin our project either solely under our own umbrella with subcontractors or with a developing partner who brings subcontractors. When entering into projects, we intend to structure profit distribution based upon a combination of management fees and equity distribution for either scenario.

Business Operations

Our business activities are divided into three principal segments:

● Engineering: In the course of our engineering activities, we are creating and developing (a) proprietary construction systems and methods of their assembly that would enable us and our partners to optimize the cost-benefit efficiency of construction process, (b) proprietary building kits that, when prefabricated, are expected to enable us and our partners build real estate properties at a lower cost and superior speed, and (c) proprietary plans of development for our living communities that we intend to market under our Organic Community   brand.

● Land Development: In the course of our land development activities, we find and purchase land suitable for construction of intended properties, and manage land development works, including but not limited to creating plans of development, obtaining permits, conducting earthwork, site clearing, installation of utility lines, road creation, and other works necessary to result in the recordation of individual lots ready for commencement of real estate property construction. Most of these works are and will be outsourced to independent contractors while we will manage the contractors’ performance based on our plans of development and project guidelines. Going forward, we also intend to purchase properties, rezoning the land upon which these properties are built, and demolishing these properties to prepare the land for construction of new properties.

● Construction: We diversify our construction activities into two main activity groups: (1) managing our own projects, and (2) managing projects in alliance with other developers and builders. In the course of managing our own projects, we intend to manage the construction of properties based upon our proprietary building kits and plans of development. In the course of managing projects in alliance with other builders, we intend to manage all aspects of construction from purchase of building lots to sale of properties to enable our partners focus solely on managing subcontractors and ensuring code compliance. Our 2016 construction activities have been focused on single-family homes.   Starting in 2017, our plan is to expand our construction activities to also comprise commercial and multi-family projects.

Market and Industry

Our Seasons Creek project (Discussed further in MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS) involves the new construction of single-family homes in the Richmond, VA metro area. The National Association of Home Builders (the “NAHB”) tracks industry and market data and reports steady growth for the area. As demonstrated by the chart below, the NAHB reports that the Richmond metro area has seen steady growth since 2012 and is forecast to continue that growth.

Housing construction starts and completions impact our ability to sell the homes we build. According to the U.S. Census Bureau, an estimated 1,032,900 housing units were authorized by building permits in 2014. This is 4.2 percent (±0.9%) above the 2013 figure of 990,800. An estimated 1,005,800 housing units were started in 2014. This is 8.8 percent (±2.9%) above the 2013 figure of 924,900. An estimated 883,000 housing units were completed in 2014. This is 15.5 percent (±3.2%) above the 2013 figure of 764,400. We believe the increase in housing starts and completions is favorable to our business. The NAHB further reports positive market forecast for years 2017 and 2018:

Housing and Interest Rate Forecast, 1/5/2015					* in thousands
	2012	2013	2014	2015	2016	2017	2018
Housing Activity
Total Housing Starts	784	928	1,001	1,108	1,168	1,236	1,332
Single Family	537	620	647	713	783	855	961
Multifamily	247	308	355	395	385	381	370

Strategy

We are focused on single-family, multi-family, and mixed-use construction projects in order to pilot the implementation of our building (“home”) kits. We select our projects primarily upon similar economic characteristics, geography and product type. We are growing our company through three verticals: (a) growth via origination of new construction projects and (b) acquisition of ongoing construction projects, (iii) acquisition of real-estate development companies. Although currently we dedicate the majority of our business efforts to origination of new construction projects, we anticipate using a large portion of the net investment proceeds from the initial public offering for acquisition of the construction projects progressing to completion in the year following the acquisition, as well as for acquisition of land and properties with purposes of rezoning and future construction.

In general terms, our growth strategy is to opportunistically acquire and operate well-positioned land and properties for our real-estate development projects in growing metropolitan areas featuring low vacancy rates, to generate an attractive risk-adjusted income. By engaging into various construction projects, we will also be able to create and utilize new building kits and assembly methods that we can later offer to both other developers and the general consumer.

Specifically, we intend to pursue the following strategies to achieve these objectives:

●	Proactive project acquisition. We believe our proactive targeted acquisition approach will enable us to motivate niche real-estate developers to sell their projects to us and cooperate with us on the completion of those projects. We will continually apply our proactive project acquisition approach to exponentially acquire real-estate construction projects in targeted metropolitan areas by applying efficiency of our business model, which will increasingly drive short- and long-term earnings to our company.

●	Proprietary project management. We believe our project management practices, specialized knowledge-base, and proprietary approach to real-estate construction management will enable us to maximize the operating performance of our projects. We will continue to apply an active project management program to increase the earnings from each of our projects. This may include expanding existing relationships with the developers to acquire increasingly more projects, and enter into new relationships with real-estate developers in the targeted metro areas, as well as expanding our business presence into the additional metropolitan areas.

●	Diversifying our asset base. We believe that acquiring strategically located land and properties with purposes of rezoning and a view of future development combined with targeted leasing strategies and active asset management will enable us to maximize our operating performance. We will seek, analyze and acquire strategically located land with and without real estate properties in the targeted metropolitan areas to implement an active asset management program aimed at increasing a long-term value of each of our through rezoning and future improvement of an existing property or a construction of new property. This may include expanding existing tenants, re-entitling site plans to allow for additional outparcels, which are small tracts of land used for freestanding development not attached to the main buildings, and repositioning tenant mixes to maximize traffic, tenant sales and percentage rents. As we diversify and expand our asset base, we will seek to maintain a diverse pool of assets with respect to both geographic location and tenant mix, helping to mitigate our operating risks and finance our rezoning activities. We will continually monitor our target markets for opportunities to selectively dispose the properties where returns appear to have been maximized and redeploy proceeds into new acquisitions that have greater return prospects.

●	Capitalizing on network of relationships to pursue transactions. We plan to pursue transactions in our target markets through the relationships we have developed to date, as well as through the relationships we will continue to develop as we expand our network of development partners, projects, and business presence in targeted geographic locations. We will continue cultivating long-term relationships with real-estate developers through a consistent dialogue with a proactive approach to the transition of their construction projects under our management.

●	Leverage our founder’s experience in real estate construction. Our founder and Chief Executive Officer, Dr. Temnikov, has over 10 years of specialized experience in operating and growing a real-estate development company with an extensive infrastructure of general and specialty contractors and subcontractors involved into high- and low-rise construction. Considering that, prior to immigrating into the U.S., Dr. Temnikov co-founded The Mirax Group in Russia, and, together with other co-founders, grew The Mirax Group to a multi-billion dollar company with numerous notable real-estate property developments, we believe our company is well positioned for growth based on Dr. Temnikov’s expertise.

●	Grow our business through a comprehensive financing strategy. On September 8, 2016, the SEC declared our Registration Statement on Form S-1 (File No: 333-205358) effective pursuant to the Securities Act of 1933, as amended. Included in the Registration Statement were an aggregate 14,500,000 shares of common stock for sale by the Company for $2.00, with anticipated gross proceeds of $28,500,000. To date, we have not sold any shares pursuant to the Registration Statement due in part to “going concern” qualification in our independent auditors’ 2015 audit report. However, we believe our capital structure, assuming we sell all 14,500,000 shares registered for sale by us in our Form S-1 should provide us with sufficient financial capacity and flexibility to fund our future growth. Based on such capitalization, we believe we will have access to multiple sources of financing that are currently unavailable to many of our private market peers or overleveraged public competitors, which we believe will provide us with a competitive advantage. Over time, these financing alternatives may include follow-on offerings of our Common Stock, corporate level debt, and preferred equity and credit facilities

Management and Operating Structure

Our strategy is to balance a local operating structure with centralized corporate level management strengthened by strategic alliances with partners. We generally enter into a project by forming new limited liability companies organized for each homebuilding project and liquidated or sold upon the project completion. We are involved in all phases of planning and building, including land acquisition, site planning, preparation and improvement of land and design, construction and marketing of homes. We believe a multi-member LLC structure allows us to use the asset protection provided to multi-member LLC companies in the jurisdictions under which we operate. However, we may also enter into a homebuilding project via a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other business combination, each of which we call a “business combination.”

Decisions related to our overall strategy, acquisitions of land and businesses, risk management, financing, cash management and information systems are centralized at the headquarter level through planning group, which is managed by us. In some projects, the local operating infrastructure may be managed by partners and sub contractors, who, in most instances, have significant experience in the construction industry and in their particular local markets. We will be responsible for operating decisions regarding land identification, entitlement and development, zoning and code compliance, opportunity screening, retaining contractors and subcontractors, inventory management, community development, construction and marketing of homes.

Alliances

We may engage into a homebuilding project as a project LLC with our homebuilding partners. We would provide first round of equity funding of the project. Our partners would provide second round of funding for the project, usually in form of bank loans or mezzanine financing. The homebuilding projects for our strategic alliances are selected primarily upon similar economic characteristics, geography and product type. We are targeting residential homebuilding markets the States of Florida, Virginia, New York, Texas, Illinois, and California, although we are not restricted from operating in any other geographic region or jurisdiction. We focus on homebuilding projects with project duration not exceeding 36 months and anticipated annual pre-tax earnings in excess of 40% per year, in which we own an equity stake. We are involved, together with our partners, in all phases of planning and building, including land acquisition, site planning, preparation and improvement of land and design, construction and marketing of homes, for which we receive the management fees. We manage the project LLCs from our headquarters.

An evaluation of expected project performance is based primarily on projected earnings (loss) before income taxes as accounted to our intercompany operations, which consists of our share of a project profit distribution upon liquidation of a subsidiary organized for the purposes of the project (which, in the majority of cases, are utilizing protections generally allowed to multi-member limited liability companies.) A project profit for the homebuilding revenue stream consist of revenues generated from the sales of homes, equity in earnings (loss) from unconsolidated entities and other income (expense), net, less the cost of homes and land sold, selling, general and administrative expenses and other interest expense of the project.

Pricing

Our goal is to offer a diversified line of homes for first-time, move-up and relocating homebuyers in a variety of environments mostly in urban communities. We intend to employ a “Move-In and Enjoy” marketing approach to create a unique homebuyer experience by including desirable features as standard items. We believe this marketing approach will enable us to differentiate our homes from those of our competitors by creating value through combination of the advancements and competitive pricing, while reducing construction and overhead costs through a simplified construction process and utilizing volume purchasing of building materials and interior design products.

Sales Offices

We intend to sell the homes we build in cooperation with strategic partners, directly and through retaining real-estate brokers and their associate realtors in their respective regions. Our marketing strategy is focused on advertising through digital and social media, including Internet websites, which is expected incrementally decrease our marketing costs and allow us to market our homes to homebuyers in combination with mortgage payment calculators and other digital tools. However, we also intend to continue to advertise through more traditional marketing, including newspapers and local and regional publications

Projects

● Seasons Creek - On November 30, 2015, we formed a limited liability company in the Commonwealth of Virginia, Seasons Creek Development LLC, of which the Company is currently the majority member, in order to purchase and develop a parcel of land consisting of approximately 28.8 acres located in Chesterfield, Virginia. We consummated our purchase of the land on December 11, 2015. The land has been zoned to accommodate up to 70 single family homes and currently holds a tentative plan of development approval. We intend to develop this land into a residential subdivision to be called “Seasons Creek” consisting of 70 single family homes built with the novel construction materials and methods we have researched. As of the date of this Annual Report on Form 10-K, we have started engineering revisions of our plan of development for the 70 buildable lots. We have no mortgage on this land. Based upon market analysis and preliminary appraisals, we have concluded an as-is unimproved value of approximately $980,000 for the raw land, however, each appraisal is subject to opinion and current market conditions which fluctuate and, therefore, investors should not rely on any appraisal that they have not conducted themselves. In addition, due to a “grandfathered” approval pertaining to the development, the Seasons Creek land features a waiver of cash proffers (a sum paid by the developer to the County in order defray capital facilities costs associated with development) in the amount of approximately $18,966 per lot under plan of development, or approximately $1.3 million for the 70 lots. Though this does not increase the actual raw value of the land, it may result in lower costs associated with the actual development of the project and thus is an advantage towards the project as a whole. As of the date of this Report, we are attempting to leverage the Seasons Creek land in order to obtain a loan by leveraging the land’s total combined 2015 tax appraisal of approximately $736,300 by Chesterfield County and approximately $1 million appraised value of such land. We presently have no commitments from lenders and have nor are we currently in negotiations with any lenders. If we obtain such a loan, we may use this loan for the Seasons Creek project implementation purposes. The project currently has a Major Adjustment to the Tentative Plat submittal pending with Chesterfield County. In this submittal, which we submitted on January 19, 2017, we have requested approval of the changes to the plans which we believe will make Seasons Creek a more efficient project. Subject to receiving approval, we would then proceed to file the final construction plans for approval before applying for a land disturbance permit. We currently anticipate being able to obtain a land disturbance permit and for contractors to begin earthwork, utilities work, and other land development works during third quarter of 2017, subject to acquiring certain easements and approvals.

● River City Park – On May 3, 2016, we formed a limited liability company in the Commonwealth of Virginia, River City Park LLC, of which the Company currently owns 100%, in order to locate, purchase, and develop a parcel of land in Central Virginia that we intend to consist of at least 400 acres located on a river. At the date of this Report, this project is currently in the origination stage. We are seeking land and have not reached any material agreements for a purchase of such land. We intend develop such land and to build a mixed-use neighborhood comprising at least 5 million square feet of buildable space, which would encompass our Organic Community concept. Upon completion, we intend to create and operate a master association, which would oversee and the management of property associations located within the community and would maintain and continually improve common areas, including but not limited to parks, educational, healthcare and other facilities. While we are planning to sell certain properties within the community (for example small-bay retail, condos, and single-family homes), we are planning to continue owning and operating certain other properties (for example commercial plazas, office buildings, and apartment residence rentals). At the date of this report, we cannot assure that we will have the necessary financing to purchase of the land we contemplate purchasing for our River City Park project.

● Washington Woods – On December 15, 2016, we formed a limited liability company in the Commonwealth of Virginia, Washington Woods LLC, of which the company currently owns 100%, in order to locate, purchase, and develop a parcel, or multiple adjacent parcels, of land in Central Virginia that we intend to consist of at least 100 acres. At the date of this report, this project is currently in the origination stage. We are seeking land and have not reached any material agreements for purchase of such land. We intend to develop this land into a residential subdivision to be called “Washington Woods” to build luxury estate style single family homes on large lots varying in size from two to ten acres each. At the date of this report, we cannot assure that we will have the necessary financing to purchase the land(s) we contemplate purchasing for our Washington Woods project.

● Alliance Business Park – On December 15, 2016, we formed a limited liability company in the Commonwealth of Virginia, Alliance Business Park LLC, of which the company currently owns 100%, in order to locate, purchase, and develop a parcel of land in Central Virginia that we intend to consist of at least 5 acres. At the date of this report, this project is currently in the origination stage. We are seeking land and have not reached any material agreements for purchase of such land. We intend to develop this land into a commercial mixed use business complex to be called “Alliance Business Park” to build one or more commercial buildings. The envisioned building(s) comprise of approximately 90,000 square feet of leasable space in the form of small-bay retail, warehouse, and office space. Upon completion, we intend to create and operate a master association, which would oversee and manage property maintenance and leasing. At the date of this report we cannot assure that we will have the necessary financing to purchase the land we contemplate purchasing for our Alliance Business Park project

Products

We continue developing products grouped into three principal product lines, each of which is designed to be a natural expansion of the previously planned product line, and the combination of which is designed to improve the way people build properties and organize their living in the 21st century:

●	Wall Panels – We are offering for sale our proprietary wall panels that we believe will enable concrete contractors to build monolithic walls faster and at a lesser cost. The cost advantage is mainly based upon a reduced cost of labor required to build a structure as compared with using traditional cinderblock or removable mold forms. Engineers and developmental testing indicate that our wall panels are currently applicable to build basement walls, retaining walls, or any other walls (except sea walls) up to a height of 24 feet. This line of products features utility that is new to the construction industry, and, therefore, is presently unknown to other developers and builders. As of the date of this report, we have not tested any of the wall panels in a real construction project. We are currently engaged in product development activities including, but not limited to, purchase of suitable land, purchase of materials and supplies, and construction of an experimental property using our wall panels.

●	Building Kits – We are designing and developing the set of engineering specifications and construction materials that we call “Building Kits.” We envision this product line to be a natural expansion of our wall panel product line, as we incorporate such wall panels into the Building Kits. At the present time, we are developing the building kits for single- and multi-family structures up to 60 feet of height. Our goal is to test the performance of certain building kits in our Seasons Creek and other near-term projects and offer first building kits for sale in year 2020.

●	Organic Communities – We are designing new living communities that utilize our proprietary Organic Community concept that we believe will present a new perception of organized living for people to work and live in the 21st century. We envision this product line to be a natural expansion of our planned building kits product line, as we intend on developing the building kits to comprise and build properties in our Organic Community neighborhoods. This product line is focused on Millennials and the Generation-Z generation markets. Our goal is to test certain Organic Community functionality in our Seasons Creek and other near-term projects, and present a full-scale Organic Community neighborhood, River City Park, available for occupancy by 2030.

All of our anticipated products are new to the construction industry, and therefore are presently unknown to other developers and builders. In effort to expedite market awareness about our wall panels, we are currently planning to offer other builders and developers the opportunity to purchase our products at discounted prices, which include basic training programs. We believe our products are simple to understand and intuitive to use for any builder experienced in concrete construction. However, if an extensive training would be required, we are offering such training at a price additional to the product price.

The development of our products is lengthy and subject to several risks and obstacles. It is further subject to various uncertainties and barriers to market entry. For example, our competitors may compete against us with products based on the technologies other than those protected by our patent applications and/or other than those we are contemplating to use for our products (e.g. EVG-3D Panel technology), which may be more competitive than our products. Also, numerous other companies are developing competitive products based on the EVG-3D Panel technology and other technologies we are contemplating to use for our products, and such products (including materials, tools, and assembly methods) may be developed more competitive than our products. Although we continue researching and screening other novel construction technologies, there is no guarantee that we will be able to adopt these technologies for product development. Licensing the technologies from inventors may require significant capital resources, which we do not have at this time and there is no guarantee that we will be able to raise such resources in adequate amounts or at all. Also, licenses may be revoked or the technologies may become obsolete, in which case the amount of license fees paid would be non-refundable. Even when we develop technologies in-house and file patents, prosecuting and defending these patents will require additional capital, and there is no guarantee that, even if we raise such capital and pay our patent agents and attorneys, such patents will be granted. If patents are granted, any party can request re-examination of the patents, upon which the patents may be revoked by the U.S. Patent and Trademark Office. Patents may also be found infringing on other patents, which may cause us being responsible for additional license and royalty fees. Our engineering and product development efforts will require significant capital, and, although we are planning to obtain such capital through private and public offerings of our securities, there are no guarantees or assurances that we would be able to obtain such capital in adequate amounts or at all. Furthermore, if we are successful in the technology implementation, engineering and product development, obtaining product approvals and conducting continuing testing will require additional capital. Our land and property purchases to test our products in pilot-test projects will also require significant capital, and we cannot predict the then-current market conditions, in which we would be required to raise such capital. Hence, we cannot guarantee that we will be able to complete our product development, even if some capital is obtained. We will be also subject to several other risks and obstacles while implementing our business plan and operating our company. Even when we are successful in developing competitive products, we will face several risks and uncertainties. Please read “Business” and “Risk Factors” sections for more information.

Lean Enterprise Organization

Generally, we organize new multi-member limited liability company (an “LLC”) for each project. Each LLC will be formed in the state of the homebuilding project, and will be taxable as a partnership. We enter into a project LLC as a minority stakeholder by purchasing voting Class-B LLC Interests. In the event that we receive less than 51% control of the project LLC, all decisions that may render a significant effect on the project LLC business require unanimous vote of all members, including our vote. These decisions include:

(1)	dissolution or winding up of the project LLC company;

(2)	any merger or consolidation of the project LLC company;

(3)	any sale, exchange, mortgage, pledge, encumbrance, lease or other disposition or transfer of all or substantially all of the assets of the project LLC company;

(4)	declaration of any payment or distributions;

(5)	amendments to the operating agreement of the project LLC company;

(6)	any amendment, restatement or revocation of the certificate of organization of the project LLC, except (a) as provided to effectuate a change in the principal place of business of the project LLC company, (b) to change the name of the project LLC company, (c) as required by applicable law, or (d) to accomplish any action that would be allowed under the terms and conditions of the operating agreement of the project LLC company where the only prohibition on the performance of such action is the terms of the Certificate;

(7)	any material change in the business purpose of the project LLC company;

(8)	any transfer of any Membership Interest to any Person;

(9)	the incurrence of any indebtedness for borrowed money;

(10)	any purchase, lease or other acquisition, in any single transaction or in a series of related transactions, of personal property or services or capital equipment inconsistent with an approved business plan;

(11)	any capital expenditures or series of related capital expenditures, that exceed the amount provided therefor in the most recently approved operating budget of the project LLC company (after taking into account any general spending overrun provisions contained in the approved business plan) or any commitment by the project LLC company to make expenditures in any project in an amount greater than the amount set forth in the approved operating budget of the homebuilding project carried out by the project LLC company;

(12)	the acquisition of any business or entry into any partnership;

(13)	(a) the voluntary commencement or the failure to contest in a timely and appropriate manner any involuntary proceeding or the filing of any petition seeking relief under bankruptcy, insolvency, receivership or similar laws, (b) the application for or consent to the appointment of a receiver, trustee, custodian, conservator or similar official for the project LLC company, or for a substantial part of their property or assets, (c) the filing of an answer admitting the material allegations of a petition filed against the project LLC company in any proceeding described above, (d) the consent to any order for relief issued with respect to any proceeding described in this subsection (6), (e) the making of a general assignment for the benefit of creditors, or (f) the admission in writing of the project LLC company’s inability, or the failure of the project LLC company to pay its debts as they become due or the taking of any action for the purpose of effecting any of the foregoing;

(14)	creation of any direct or indirect subsidiary of the project LLC company; and

(15)	any other act that would make it impossible for the project LLC company to continue to operate the business of the project LLC company.

Competition

The real-estate construction industry is highly competitive. We compete for purchasers of the properties we build with numerous national, regional and local builders, as well as with resale of existing homes and with the rental housing market. In recent years, lenders’ efforts to sell foreclosed homes have been a significant competitive factor within the real-estate construction industry. We compete for buyers on the basis of a number of interrelated factors including location, price, reputation, amenities, design, quality and financing. In addition to competition for buyers, we also compete with other builders for desirable properties, raw materials and access to reliable, skilled labor. We compete for land buyers with third parties in our efforts to sell land to the builders and others. Our financial services operations compete with other lenders, including national, regional and local mortgage bankers and brokers, banks, savings and loan associations and other financial institutions, in the origination and sale of residential mortgage loans. Our principal competitive factors include interest rates and other features of mortgage loan products available to the consumer.

We believe the following competitive strengths distinguish us from our competitors and will enable us to successfully monetize on acquisition and development opportunities to grow our revenues, income, and asset base:

●	Diversified portfolio of properties and projects. We intend to acquire and develop a portfolio of real-estate construction projects and properties located in different metropolitan areas. We intend to target local markets that exhibit stable demographics and have historically exhibited favorable market trends, such as strong population, income growth, and occupancy rates. Our Seasons Creek Project in Virginia represents the initial base of the larger portfolio that we expect to build over time.

●	Experienced management. Our executive officers have significant experience in the real estate construction, real asset management, and real-estate acquisition and sales, as well as operating a diverse, growing company in lean enterprise environment.

●	Access to diverse acquisition opportunities. We believe that our specialized knowledge and network of relationships in the real estate industry will provide us with a diverse access to an ongoing and continually increasing pipeline of attractive acquisition and project origination opportunities in our targeted markets, which will facilitate our business growth in a swift manner.

●	Diverse real estate expertise. Our management team has experience and capabilities across the real estate industry, particularly in the construction, property purchase and sales, and asset management, which provides us with flexibility in pursuing attractive acquisition, development and rezoning opportunities.

●	Securities liquidity and transparency of a public company. We believe our capital structure will provide us with sufficient financial capacity and flexibility to fund future growth. Based on current capitalization, we believe we will have access to multiple sources of financing that are currently unavailable to many of our private market peers or overleveraged public competitors, which will provide us with a competitive advantage.

Sources and Availability of Raw Materials

We intend to acquire EVG-3D panels from third party manufacturers. In March 2013, we started discussing use of EVG-3D panels produced in Charleston, NC and focused on testing the EVG-3D panel technology for the construction of building shells, walls, roofs, floor slabs, and elevator shafts for low- and mid-rise real estate properties. We believe we will be able to acquire panels from one or more of many manufacturers that exist in the marketplace.

We currently intend to purchase MGO board panels and SIPs from manufacturers located in the United States and in China. We do not currently have any written agreement or arrangement with any manufacturer. We do not believe that in the event we lose a MGO or SIP supplier, we will have any difficulty in obtaining the products from another supplier at comparable prices.

Exposure to Certain Regulations

The homes, multifamily apartment rentals and residential communities that we build are subject to an extensive variety of local, state and federal statutes, ordinances, rules and regulations relating to, among other things, zoning, construction permits or entitlements, construction material requirements, density requirements, and requirements relating to building design and property elevation, building codes and handling of waste. These include laws requiring the use of construction materials that reduce the need for energy-consuming heating and cooling systems. These laws and regulations are subject to frequent change and often increase construction costs. In some instances, we must comply with laws that require commitments from us to provide roads and other offsite infrastructure to be in place prior to the commencement of new construction. These laws and regulations are usually administered by counties and municipalities and may result in fees and assessments or building moratoriums. In addition, certain new development projects are subject to assessments for schools, parks, streets and highways and other public improvements, the costs of which can be substantial. Also, some states are attempting to make homebuilders responsible for violations of wage and other labor laws by their subcontractors.

Residential homebuilding and apartment development are also subject to a variety of local, state and federal statutes, ordinances, rules and regulations concerning the protection of health and the environment. These environmental laws include such areas as storm water and surface water management, soil, groundwater and wetlands protection, subsurface conditions and air quality protection and enhancement. Environmental laws and existing conditions may result in delays, may cause us to incur substantial compliance and other costs and may prohibit or severely restrict homebuilding activity in environmentally sensitive regions or areas.

In recent years, several cities and counties in which we have developments have submitted to voters “slow growth” initiatives and other ballot measures that could impact the affordability and availability of land suitable for residential development within those localities. Although many of these initiatives have been defeated, we believe that if similar initiatives were approved, residential construction by us and others within certain cities or counties could be seriously impacted.

In order to make it possible for some of our homebuyers to obtain FHA-insured or VA-guaranteed mortgages, we must construct the homes they buy in compliance with regulations promulgated by those agencies. Various states have statutory disclosure requirements relating to the marketing and sale of new homes. These disclosure requirements vary widely from state-to-state. In addition, some states require that each new home be registered with the state at or before the time title is transferred to a buyer (e.g., the Texas Residential Construction Commission Act). In some states, we are required to be registered as a licensed contractor and comply with applicable rules and regulations. In various states, our new home consultants are required to be registered as licensed real estate agents and to adhere to the laws governing the practices of real estate agents.

Intellectual Property

At the date of this Report, we have two patent applications pending review by the U.S. Patent and Trademark Office:

●	U.S. Patent Application 62/222,424 - Building block and interlocking construction method filed September, 23 2015.

●	U.S. Patent Application 62,406,165 - Wall panel, wall spacer, and method of construction filed October 10, 2016.

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

Employees

Currently, the Company and its subsidiaries have nine (9) employees, eight (8) of whom work on a full-time basis, including our executive officers, Dr. Maxim Temnikov and Mr. Sergey Gurin. None of our employees are represented by a union, and we believe our relationships with our employees are good.

Labor Disputes

At December 31, 2015 and December 31, 2016, there were no labor disputes or collective bargaining agreements. We do not have any unionized workforce.

Quality Assurance

Although we subcontract virtually all revenue streams of construction and call for the subcontractors to repair or replace any deficient items related to their trades, we are primarily responsible to the homebuyers for the correction of any deficiencies. We transfer the responsibility for the correction of any deficiencies to the subcontractors contractually and oversee such corrections, if and when required.

We strive to continually improve homeowner satisfaction of our customers throughout the pre-sale, sale, construction, closing and post-closing periods. Through participation of real-estate brokers and their realtor associates, on-site construction supervisors and customer care associates, all working in a team effort, we strive to create a quality home buying experience for our customers, which we believe leads to customer retention and referrals. The quality of our homes is substantially affected by the efforts of on-site management and others engaged in the construction process, by the materials we use in various regions and by other similar factors.

Subsidiaries

As of December 31, 2016, we have four (4) subsidiaries operating within Land Development segment of our business activities:

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

As of December 31, 2016, we owned and controlled 67% of Seasons Creek Development LLC, which comprised of 20 units of Class A Preferred Share LLC Membership Interests in consideration for cash contribution of $250,000 in 2015 bearing annual preferred yield of 14.0% on the land value appraised in $1.0 million and the right for Class-A Profit Share of 30% and 1 unit of Common Share LLC Membership Interests in consideration for cash contribution of $20,000 in 2016. For additional information regarding Seasons Creek Development LLC see Item 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

River City Park LLC – On May 3, 2016, we formed a limited liability company in the Commonwealth of Virginia, River City Park LLC, of which the Company currently owns 100%, in order to locate, purchase, and develop a parcel of land in Central Virginia that we intend to consist of at least 400 acres located on a river. At the date of this report, we are seeking land and have not reached any material agreements for purchase of such land. We intend develop such land and to build a mixed-use neighborhood comprising at least 5 million square feet of buildable space, which would encompass our Organic Community concept. Upon completion, we intend to create and operate a master association, which would oversee and the management of property associations located within the community and would maintain and continually improve common areas, including but not limited to parks, educational, healthcare and other facilities. While we are planning to sell certain properties within the community (for example small-bay retail, condos, and single-family homes), we are planning to continue owning and operating certain other properties (for example commercial plazas, office buildings, and apartment residence rentals). At the date of this report, we cannot assure that we will have the necessary financing to purchase of the land we contemplate purchasing for our River City Park project.

Washington Woods LLC – On December 15, 2016, we formed a limited liability company in the Commonwealth of Virginia, Washington Woods LLC, of which the company currently owns 100%, in order to locate, purchase, and develop a parcel, or multiple adjacent parcels, of land in Central Virginia that we intend to consist of at least 100 acres. At the date of this report, we are seeking land and have not reached any material agreements for purchase of such land. We intend to develop this land into a residential subdivision to be called “Washington Woods” to build luxury estate style single family homes on large lots varying in size from two to ten acres each. At the date of this report, we cannot assure that we will have the necessary financing to purchase the land(s) we contemplate purchasing for our Washington Woods project.

Alliance Business Park LLC – On December 15, 2016, we formed a limited liability company in the Commonwealth of Virginia, Alliance Business Park LLC, of which the company currently owns 100%, in order to locate, purchase, and develop a parcel of land in Central Virginia that we intend to consist of at least 5 acres. At the date of this report we are seeking land and have not reached any material agreements for purchase of such land. We intend to develop this land into a commercial mixed use business complex to be called “Alliance Business Park” to build one or more commercial buildings. The envisioned building(s) comprise of at least 90,000 square feet of leasable space in the form of small-bay retail, warehouse, and office space. Upon completion we intend to create and operate a master association, which would oversee and manage property maintenance and leasing. At the date of this report we cannot assure that we will have the necessary financing to purchase the land we contemplate purchasing for our Alliance Business Park project.

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

ITEM 1A. RISK FACTORS

RISK FACTORS RELATING TO OUR COMPANY

Our independent auditors have indicated that they have substantial doubts about our ability to continue as a going concern.

As reflected in the accompanying consolidated financial statements, the Company had a net loss attributable to the Company of $1,307,618 and $715,591 for the years ended December 31, 2016 and 2015, respectively, an accumulated deficit of $2,309,366 and working capital deficit of $1,301,632 at December 31, 2016. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital, implement its business plan, and generate significant revenues. We have incurred operating losses since our formation and expect to incur losses and negative operating cash flows for the foreseeable future. We expect to incur substantial losses for the foreseeable future and may never become profitable. We also expect to continue to incur significant operating and capital expenditures for the next several years and anticipate that our expenses will increase substantially in the foreseeable future. We also expect to experience negative cash flow for the foreseeable future as we fund our operating losses and capital expenditures. As a result, we will need to generate significant revenues in order to achieve and maintain profitability. We may not be able to generate these revenues or achieve profitability in the future. Our failure to achieve or maintain profitability could negatively impact the value of our Common Stock.

We have a very limited history of operations and accordingly, there is no track record that would provide a basis for assessing our ability to conduct successful building activities.

We were incorporated in the state of Florida on April 11, 2012, and to date do not have a history of earnings from the principal business activities encompassed by our business plan and financial projections. Our future is dependent upon our ability to implement our business plans and upon our future profitable operations. There is a substantial risk that we will not be sustainable in our business activities or be able to continue our business activities as a going concern.

To date we have had significant operating losses, an accumulated deficit and have had limited revenues and cannot predict with certainty when we might become profitable, if ever.

We have been operating at a loss each year since our inception in April 2012, and we expect to continue to incur substantial losses for the foreseeable future. For the year ended December 31, 2016, our net loss attributable to the Company was $1,307,618 with an accumulated deficit of $2,309,366. To date, we have had limited revenues. Accordingly, our past performance raises a doubt that in the future we may be unable to generate revenues sufficient to result in positive earnings per share to our stockholders. In addition, we expect to incur substantial operating expenses in order to fund the expansion of our business. As a result, we expect to continue to experience substantial negative cash flow for at least the foreseeable future and cannot predict when, or even if, we might become profitable. We will need to generate significant revenues in order to achieve and maintain profitability. We may not be able to generate sufficient revenue to fund our operations or achieve profitability in the future. Even if we do achieve profitability, we may not be able to sustain or increase profitability. If we are not able to generate revenues sufficient to fund our operations through product sales or if we are not able to raise sufficient funds through investments by third parties, it could result in our inability to continue as a going concern and, as a result, our investors could lose their entire investment. Throughout this Report, our “products” refers to the real estate that we intend to develop and the building (“home”) kits we intend to design.

Since our inception, our assets have mainly consisted of loans, of which substantial part went into default.

Since our inception in April 2012, a majority of our assets have consisted of loans made to third parties. As of December 31, 2016, three loans in the aggregate principal amount of $460,000 are in default and the Company wrote them off at December 31, 2016.  First loan in default as of December 31, 2016 with principal amount of $100,000 was issued to an affiliated borrower, Abratenko Labs, LLC which was merged in February 2015 into Fuel Combustion Technologies, Inc., an affiliate of our Company, under common control by our Chief Executive Officer and Interim Chief Financial Officer, Dr. Temnikov and Mr. Gurin, respectively, and 20% stockholder, FVZ, LLC. As of December 31, 2016 and December 31, 2015, the amount of accrued interest was $0 and $17,529, respectively. This loan is in default for non-payment of principal and interest payments, and a 100% allowance totaling $117,529 for bad debt has been recorded for both principal and accrued interest at December 31, 2015 of which the full amount was written off at December 31, 2016.Two other loans issued to Helpful Technologies Inc., an affiliated borrower under common control by our Chief Executive Officer and Interim Chief Financial Officer, Dr. Temnikov and Mr. Gurin, respectively, and 20% stockholder, FVZ, LLC, with principal amount of $350,000 and $10,000 or aggregate amount of $360,000 are in default. The notes accrue interest at an annual rate of 5%, and matured in December 2015. An extension to these loans was made and extended the due date to December 31, 2016 . All accrued interest is payable at maturity. As of December 31, 2016 and December 31, 2015 the amount of accrued interest was $0 and $23,349, respectively, for the note with principal amount of $350,000. This loan was deemed impaired, and a 100% allowance totaling $373,349 for bad debt has been recorded for both principal and accrued interest at December 31, 2015 of which the full amount was written off at December 31, 2016.As of December 31, 2016 and December 31, 2015 the amount of accrued interest was $0 and $242, respectively, for the note with principal amount of $10,000. This loan was deemed impaired, and a 100% allowance totaling $10,242 for bad debt has been recorded for both principal and accrued interest at December 31, 2015 of which the full amount was written off at December 31, 2016. There can be no guarantees that we will be able to collect on any indebtedness outstanding (present or future), and in the event we cannot collect monies owed to us under any such indebtedness, our overall financial condition would suffer and could decrease the value of our Common Stock.

We may be unable to collect receivables when due or at all.

We rely in part, on receiving the principal and interest under the Notes receivable underlying substantial part of our assets. Although we normally require substantial collateral to secure the Notes and are evaluating the risks and merits of the loans from time to time, we cannot guarantee that we will be able to collect all or part of the amounts owed to us under the Notes receivable. Furthermore, we are not a financial institution and are not required to evaluate our Notes receivable under ASC 310-10-35 (FAS 114). If we are unable to collect any amount of the Notes receivable, we will be forced to recognize a bad debt and the value of our assets may decrease, which would render a detrimental effect on our stockholder equity.

We may be unable to obtain land and property appraisals in line with our present estimates of future performance

We estimate our future performance based upon reasonable assumptions that include, among other assumptions, the assessments of addressable market prices and conditions and pre- and post-development land and property appraisals. These estimates of our future performance are not guarantees of future results, but rather the assessments made by our management upon a reasonable basis. Each appraisal is subject to opinion and current fluctuating market conditions, and, therefore, investors should not rely on any estimate or appraisal that they have not conducted themselves. If our estimated values of land and properties would actually differ from the appraisals obtained after we reported our estimates, we will report such a decrease in estimated results with the post-effective registration statement on Form S-1 or with our quarterly and annual reports, which may result in the price per our Common share to decline. If so happens, you may lose part or all of your investment into our securities. Furthermore, regardless of an appraised value, if we would be unable to sell the land and properties for the prices we estimated, at the time of an economic downturn or for any other reason, our actual results would materially defer from the results projected and reported as our estimated future performance. If actual appraisals of land and property are lower than those based on which we base our projected estimates of future performance, our actual results may be significantly lower than those currently estimated, and you may lose a part or all of your investments into our securities.

We may be unable to accurately assess and report our estimated future performance.

We have no comparable historic performance to accurately assess our future performance. When we estimate our future performance, we delay an engagement of an independent review of our management projections until a later stage of project origination. Our projections are based upon our assessments of future sale prices, future revenues, estimated costs and expenses, and other factors that we form during our feasibility study, based on which we compile a financial performance model. We make our projections based upon third party opinion, whether ordered by us (for example but not limitation a property appraisal) or obtained from publicly available information (for example but not limitation real-estate property listings on the Internet or a published research of a median sale price). Although we strive to assess a reliability of such information by comparing that to the information from other sources, there is a possibility that we may base our projections on an information that was not entirely accurate or correct, or if circumstances based on which we make our projections change between the date we make the projections and the date of such independent review, an independent reviewer may guide us to reduce our projected estimates regardless of the fact that we disclosed such estimates. If we reduce our presently estimated anticipated results of future performance, the price of our Common shares may decline and investors may be unable to derive the value of their investment into our Company even if they decide to sell their shares purchased. Furthermore, if we would be unable to deliver the estimated future performance as presently projected, and our actual results are lower than those presently projected, they may lose part or all of their investments into our Company. If an independent review of our estimates of future performance will be different from those we project and disclose in this report, our actual results will be different, and may be significantly lower than those currently estimated, which may cause investors to lose part or all of their investments into our Company

We may be unable to sell the properties we build and the land we develop for the prices we presently estimate.

When we estimate our future performance, we assume that we will be able to sell all of the properties we intend to build and the land we intend to develop within the estimated period of time and for the estimated prices. The construction and real-estate industries are subject to volatile market conditions, and, for this reason, we cannot guarantee that such land and properties would be sold as presently estimated. If we are unable to sell the land we anticipate to develop and/or real estate properties we anticipate building, investors may lose part or all of their investments into our securities.

We may be unable to obtain approvals for rezoning and plan of development for the projects we contemplate.

When we estimate our future performance, we assume that we will be able to obtain cooperation with architects, engineers, attorneys, researchers, and other specialists normally involved into rezoning and plan of development activities in the U.S. construction industry. Although we presently are engaged into negotiation with such specialists, there is no guarantee we would be able to obtain such cooperation on the terms acceptable to us or at all. Furthermore, if we obtain such cooperation, there is no guarantee that we will be able to maintain it throughout the entire duration of a subject project. We are aiming to retain services of these specialists with superior talent. Many of our architects and engineers, although talented and known, are of an older age, and there is no guarantee that, if engaged, they will remain alive or able to render technical oversight of the projects for their entire duration. If we are unable to retain the services of these specialists, or if at any time such services are interrupted, cancelled, or delayed, we may accrue the costs and expenses in excess of those presently planned. If so happens, our actual results would significantly differ from those presently estimated, and, if the actual results are lower than those presently anticipated, we may be unable to complete the projects with profit or at all. Furthermore, the issuance of an approval for rezoning and plan of development is outside of our scope of control and are within the authority of local governments. If these municipal authorities deny our requests for rezoning and/or plan of development approvals, we would be unable to perform as presently planned, and would encounter significant losses because all payments we would make by then to our lawyers, engineers, architects and other specialists would be non-refundable, and the value of land would not substantiate a value allowing us to resell it at a profit immediately after receipt of such a denial. If any of these risks occur, investors may lose part or all of your investments into our securities.

We may be unable to purchase the land and properties we contemplate to purchase for our future projects on the conditions acceptable to us or at all.

Part of our estimated future performance projections are based upon our purchase of land for the River City Park project. However, at the date of this report, we do not have any written agreement with the land seller for such land. Furthermore, there is no contractually set purchase price for the land and our assumptions discussed in this report in regard to the land purchase price are based upon a listing price for the land. The selling price is subject to negotiation with the seller. If we would be unable to negotiate the price acceptable for us on the conditions that would sustain our projected business plans, we will have to withdraw from the purchase of the land we currently contemplate purchasing, and curtail our projections of estimated future performance. If we do so, we would have to report changes to our estimated future performance that would materially differ from those reported in this report. If we report the changes disclosing the projection of lesser earnings, our share price may decline, which may result in investors inability to sell our securities even at a price lower than they purchased such securities. If so happens, investors may receive less than they anticipate receiving at the time of investing into our securities, or lose their entire investment.

We may lose earnest money deposits.

From time to time in the course of our business, we intend to enter into agreements for purchase of land and properties, which would be contingent on obtaining approvals for rezoning and plan of development. These agreements may require us to place significant earnest money deposits. If we place such deposits and then decide to withdraw from the agreements, for any reason other than denial of our rezoning applications, the earnest money deposits would be non-refundable to us. If we place such deposit and if we decide to withdraw from the land purchase agreement for any reason other than a denial of our rezoning application, investors may lose part or all of their investment.

We may be unable to raise capital sufficient for land purchase and development activities under our River City Park project.

We are planning to use from the net proceeds of the offering registered on Form S-1 approximately $7 million to acquire a parcel of raw land for the River City Park project, however, as of the date of this report, we have no material agreements related to a purchase of any such land. Therefore, even though we incorporated a subsidiary, River City Park LLC, to carry out the River City Park project, and even though we are taking steps to progress in such project origination, there is no assurance we will be able to complete the origination of our River City Park project and/or to result in the purchase for land for such project on terms that can be acceptable to us, or at all. At the date of this report, we have no funds to purchase any of the lands suitable for the River City Park project. If the purchase of land for our River City Park would require an amount in excess of $7 million, we intend using a part or all of the $7.25 million towards the purchase of such land. If we are unable to negotiate and acquire the land, or if we fail to obtain a financing necessary to result in the purchase of the land suitable for River City Park project, we will use the amounts of the net proceeds from the offering registered on Form S-1 we would otherwise use for River City Park project, to a purchase of land for other projects. The determination as to which project we may allocate the use of the net proceeds from this the offering registered on Form S-1 may take a lengthy period of time and require additional expenses, which we are planning to finance on the account of operating capital indicated in Section “Use of Proceeds” on page 34 of our Form S-1 filing. We will not earn any income during the period of time the net proceeds allocated for purchase of such land remain on our bank account. We cannot assure our stockholders, including those who may invest into the offering registered on Form S-1, that we will have the necessary financing to purchase of the land we contemplate purchasing for our River City Park project. For the reasons stated above, and other reasons disclosed elsewhere in this report, if we cannot locate and purchase the land for our River City Park project as currently planned, or/and if we fail to complete purchase negotiations for such land or an alternative land or project within a reasonable timeframe, investors may lose a part of or all of their investment into our common stock under the offering registered on Form S-1.

We may be unable to successfully leverage the land underlying our Seasons Creek project to repay our debt to Zimas due which is June 30, 2017.

On May 16, 2016, we issued Zimas, LLC, an Amended and Restated Promissory Note in the aggregate principal amount of $600,000, which bears non-compounding interest of 10.0% and was due and payable in full on or before June 30, 2016 (the “Amended and Restated Zimas Note”). We were unable to repay this note on or before June 30, 2016. On January 27 2017, in accordance with executed Loan Amendment and Extension Agreement, an extension to this loan was made extending the due date of principal and the accrued interest to June 30, 2017 (the second extension) (See Note 7). The extension also extends the due date of unpaid interest to March 15, 2017. The collateral for this loan under extension agreement are Class-A Preferred Membership Interests of our subsidiary, Seasons Creek Development LLC, with conversion rate $50,000 per unit. As of December 31, 2016, the amount of accrued interest under Zimas $1 Million Note and Amended and Restated Zimas Note is $70,192. On January 27 2017, in accordance with executed Loan Amendment and Extension Agreement, an extension to this loan was made extending the due date of principal and the accrued interest to June 30, 2017 (the second extension). The extension also extends the due date of unpaid interest to March 15, 2017. The collateral for this loan under extension agreement are Class-A Preferred Membership Interests of our subsidiary, Seasons Creek Development LLC, with conversion rate $50,000 per unit. We anticipate financing the repayment of $670,192 from (i) obtaining new investments leveraging our Class A Preferred LLC Membership Interests in Seasons Creek Development LLC. or (ii) selling part of our equity in the land for cash, for which no arrangements have been made to the date of this report. However, we may be unable to leverage the Seasons Creek land at terms acceptable to us, or at all. This may result in Zimas to start a litigation against us in an attempt to collect debt, which would require significant cash resources to be spent on legal fees, which could have a material adverse effect on our business, financial condition, and operating results. Furthermore, even if we were able to obtain a loan secured by our Seasons Creek project, there is no guarantee that we would be able to repay it. This could result in the foreclosure of the land underlying our Seasons Creek project, which could have a material adverse effect on our business, financial condition, and operating results.

We must attract and retain talented personnel in order to succeed.

Our success will depend on the combined skills of our management. There can be no assurance that we will be able to recruit and retain the employees we will need in order to successfully execute our business plan. If we are unable to recruit and retain appropriate personnel, our ability to successfully execute our business plan will be severely constrained. In addition, the loss of any key employees, including any of the members of our management team, could have a material adverse effect on our business, financial condition and operating results. There can be no assurance that any persons who may be employed by us will remain with us.

We may fail to successfully manage the growth of our business, which could adversely affect our operating results.

As we expand our operations, this expansion could place significant strain on our management, operational and financial resources. To manage future growth, we will need to continue to hire, train, and manage additional employees. In addition, upon the effectiveness of the registration statement filed on Form S-1, we have become subject to the reporting obligations under the Exchange Act. These reporting obligations, as well as our need to comply with applicable securities laws, may place significant demands on our management team. As we grow, we will need to add additional accounting staff and continue to improve our financial, accounting and information systems and internal controls in order to fulfill our reporting responsibilities and to support expected growth in our business. Our current and planned systems, procedures and controls may not be adequate to support our anticipated growth or management may not be able to effectively hire, train, retain, motivate and manage required personnel. Our failure to manage growth effectively could limit our ability to achieve our marketing and commercialization goals or to satisfy our reporting and other obligations as a public company.

Our officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs.

Our officers and directors currently, but are not required to, commit their full-time to our affairs, which may result in a conflict of interest in allocating their time between our operations and their other businesses. Each of our officers is also engaged in several other business endeavors for which he may be entitled to substantial compensation and our officers are not obligated to contribute any specific number of hours per week to our affairs. We estimate that certain of our officers will on average dedicate a majority of their professional time to our affairs. If our officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our initial business combination.

Our executives and Chairman hold similar positions with Helpful Technologies, Inc., an affiliate of the Company, and will face potential conflicts of interest that could result in actions that are not in the best interests of the Company.

Sergey Gurin, our Vice-President, Interim Chief Financial Officer and a director, also serves as the President and as a director of Helpful Technologies, Inc., a Florida corporation primarily engaged in patent licensing in the automotive, mining and alternative industries (“HTI”), and its affiliates and subsidiaries. Dr. Maxim Temnikov, our President, Chief Executive Officer and a director, also serves the Vice President of HTI, and Earl B. Hailston. our Chairman, is also the Chairman of the Board of Directors of HTI. As a result of their business affiliations, our officers and directors may have legal obligations relating to presenting available business opportunities to multiple entities. The conflicts of interest may arise when our Board evaluates a particular business opportunity with respect to the businesses with which our officers and directors are affiliated. Also, under Article X of our Third Amended and Restated Articles of Incorporation, the doctrine of corporate opportunity, or any other analogous doctrine, does not apply to our officers and directors in such circumstances where the application of such doctrine would conflict with any fiduciary duties or contractual obligations they may have currently or in the future. This means that our officers and directors are not prohibited from taking an opportunity that rightfully belongs to the Company nor are they required to present any opportunity to the Company if there are any other entities to which they are required to present those opportunities. There is no assurance that these conflicts will be resolved in the Company’s favor or that our officers and directors will present any business opportunities to our attention rather than to other entities to which they are required to present them.

Our success is highly dependent on our management team.

In the early stages of development, the Company’s business will be significantly dependent on the Company’s Management team. The Company’s success will be particularly dependent upon Maxim Temnikov, our President, Chief Executive Officer and a director, and Sergey Gurin, our Vice President, Interim Chief Financial Officer and a director. The loss of the services of Dr. Temnikov or Mr. Gurin would have a material adverse effect on the business of the Company and the business of the Company. The Mirax Group, of which Dr. Temnikov was Vice President of Business Development from 2002 to 2006 and member of the Strategy Committee of its Board of Directors from 2010 to 2011, has been involved into litigation in Russia, where allegations of fraud and embezzlement have been levied at its founder, President, Board Chairman and CEO, Mr. Polonsky and certain other members of Mirax’ top financial management. Dr. Temnikov has advised us in a sworn affidavit that he vehemently denies any allegations against him in connection with the purported embezzlement in Russian Federation, and intends to defend himself vigorously. Temnikov further states that all of the charges by the Russian state prosecutors are politically motivated and the alleged criminal actions are predominantly political in nature. To our knowledge, the alleged misappropriation of corporate funds in a stated amount of up to 2.6 billion rubles, or approximately $40 million, is levied in connection to building the Kutuzov Mile residential mega-complex. The amount of $40 million represents less than 1% of total amount of construction works under Mirax management at that time. While we believe that the alleged misappropriation is a loss caused by the world’s economic crisis of 2008-2009, and its derivative downturn of Russian real-estate market, there is no guarantee that Russian court would eventually take the same or similar view of the events surrounding the legal actions. On May 26, 2016, we have learned from Russian media sources that the Court of Tverskoy District of Moscow had sanctioned an issuance of arrest warrant for Maxim Temnikov. Dr. Temnikov’s function as our President involves strategic planning and origination of our real-estate development projects. If Dr. Temnikov would be forced to leave from the United States, or if he would step down from the President position, we would have to find his replacement, which may take significant time, effort, and increased monetary resources. If we incur such time, effort, and monetary expenses, we may have to curtail our business plans and be unable to execute on our growth strategy. Hence, investors may lose all or part of their investments and/or anticipated earnings.

Our officers and directors can exert significant influence over us and may make decisions that are not in the best interests of all stockholders.

Our officers and directors currently beneficially own approximately 79.9% of our Common Stock (based on 2,100,000 shares of outstanding Common Stock), and, therefore, control the Company. Assuming all of the 14,500,000 shares offered by the Company in the Offering registered on Form S-1 are sold, they will beneficially own approximately 10.02% of the outstanding shares of Common Stock of the Company (based on 16,600,000 shares of outstanding Common Stock), or approximately 7.61% of the outstanding shares of Common Stock if all 14,500,000 shares of Common Stock sold by the Company and the 400,000 shares registered for resale on behalf of our officers and directors in the registration statement filed on Form S-1 are sold. Currently and until 1,266,092 shares are sold in the Offering registered on Form S-1, our officers and directors will continue to have majority control of outstanding equity securities (assuming no outstanding securities are exercised exchanged for, or converted into Common Stock), and they will be able to affect the outcome of, or exert significant influence over, all matters requiring stockholder approval, including the election and removal of directors and any change in control. In particular, this concentration of ownership of our voting securities could have the effect of delaying or preventing a change of control of us or otherwise discouraging or preventing a potential acquirer from attempting to obtain control of us. This, in turn, could have a negative effect on the market price of our Common Stock. It could also prevent our stockholders from realizing a premium over the market prices for their Common Stock. Moreover, the interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders, and accordingly, they could cause us to enter into transactions or agreements that we would not otherwise consider. Since our inception in April 2012, we have issued notes receivable to affiliated parties. As of December 31, 2016 one of our notes issued to Abratenko Labs, LLC which was merged in February 2015 into Fuel Combustion Technologies, Inc., an affiliate company under common control by our Chief Executive Officer and Interim Chief Financial Officer, Dr. Temnikov and Mr. Gurin, respectively, and 20% stockholder, FVZ, LLC, with principal amount of $100,000 is in default. As of December 31, 2016 and December 31, 2015, the amount of accrued interest was $0 and $17,529, respectively. This loan is in default for non-payment of principal and interest payments, and a 100% allowance totaling $117,529 for bad debt has been recorded for both principal and accrued interest at December 31, 2015 of which the full amount was written off at December 31, 2016. Two other loans issued to Helpful Technologies Inc., an affiliate company under common control by our Chief Executive Officer and Interim Chief Financial Officer, Dr. Temnikov and Mr. Gurin, respectively, and 20% stockholder, FVZ, LLC, with principal amounts of $350,000 and $10,000, or aggregate amount of $360,000, .are in default. The notes accrue interest at an annual rate of 5%, and matured in December 2015. An extension to these loans was made and extended the due date to December 31, 2016. All accrued interest is payable at maturity. As of December 31, 2016, and December 31, 2015 the amount of accrued interest was $0 and $23,349, respectively, for the note with principal amount of $350,000. This loan was deemed impaired, and a 100% allowance totaling $373,349 for bad debt has been recorded for both principal and accrued interest at December 31, 2015 of which the full amount was written off at December 31, 2016. As of December 31, 2016 and December 31, 2015 the amount of accrued interest was $0 and $242, respectively, for the note with principal amount of $10,000. This loan was deemed impaired, and a 100% allowance totaling $10,242 for bad debt has been recorded for both principal and accrued interest at December 31, 2015 of which the full amount was written off at December 31, 2016. There can be no guarantees that we will be able to collect on any indebtedness outstanding (present or future), and in the event we cannot collect monies owed to us under any such indebtedness, our overall financial condition would suffer and could decrease the value of investments in our Common Stock.

In the future, our executive officers may negotiate employment agreements with us on the terms that may be in disagreement with your interests and, because our executive officers are also our controlling stockholders, investors may not be able to influence the outcome of these negotiations, and receive a lesser or no return on investment.

As of the date of this report, neither Dr. Temnikov nor Mr. Gurin are obligated to devote any specific number of hours to our matters and intend to devote only as much time as they deem necessary to our affairs. The amounts of time they devote to us in any time period vary based upon the stage of our business developments. Accordingly, once suitable projects are identified, these executives will spend more time investigating such target projects, conducting due diligence, and negotiating and managing the engagement into selected projects, and, consequently, would be required to spend more time on our affairs than had been spent prior to locating a suitable project. For this reason, after receiving the net proceeds from the offering filed on Form S-1, the members of our management team who remain with us will be required to negotiate separate agreements with the Chairman of the Board and the independent directors elected and appointed by our stockholders. The terms and conditions of these agreements may be not acceptable to investors, but because they have no voting ownership of the Company, they will be unable to influence the Board’s decision in regard to these terms and conditions.

We do not require our homebuilding partners who borrow money from us to provide us with collateral.

When we provide financial assistance to our homebuilding partners to purchase land or property, we may do so by issuing an unsecured loan to the Project LLC conducting the homebuilding project. We do not require our partners in such Project LLC to provide any collateral for such loan. Initially, the land or property we (acting together with our homebuilding partners through our Project LLC) purchase using the proceeds of such loan may serve as collateral for our loan to the Project LLC. If and when our partners obtain mezzanine financing and/or bank loans for the project, we may use the land and property as security for such financing, in addition to the personal guarantees of our partners secured by their personal assets.

If our partners provide us with collateral, we will not require them to insure such collateral.

It is customary for lenders to homebuilders to require borrowers to provide title insurance and hazard insurance with minimum coverage amounts set by the lender. We do not plan to require some or all of our homebuilders to provide either title or hazard insurance on their collateral for our loans to them. For this reason, your investment in our securities is exposed to an additional risk of losing your investments. The homebuilder may have a fire or other property damage claim, which normally would be covered by insurance, but may result in a loss on the loan because insurance proceeds are not available.

We may lose our payments to contractors during project origination deposits.

We intend using our cash, including but not limited to the net investment proceeds, for financing our pre-construction activities, including but not limited to, developing conceptual designs for our communities (which includes but is not limited to contractually involving architects and engineers), rezoning of land under contracts (which includes but is not limited to contractually involving lawyers, engineers, and public relation specialists), and obtaining plan of development approvals (which further involves but is not limited to contractually involving architects, engineers, lawyers and other specialists). In order to conduct such pre-construction efforts, in addition to our contractual obligations to architects, engineers, lawyers and other specialists, we would have to pay certain fees to municipal authorities. All of these payments will be non-refundable. If we do not raise sufficient capital to finance land development and construction phases of our projects, or if we do not close on the purchase of land and/or properties for any other reason, we may be forced to sell our ownership in the projects and exit from such projects with losses or profits that are substantially lesser than those we are planning. If any of these events would occur, we would lose the payments we made, in which case our financial conditions and result of operations will be affected and investors may lose a part or all of their investments.

We may fail to obtain approvals for rezoning and plans of development for our communities, which could cause us losing our earnest money deposits and could adversely affect our operating results.

It is a common practice in the U.S. construction industry that when we find a suitable land, in order to enter under a land purchase agreement, we would be required placing an earnest money deposit. An earnest money deposit shows a seller that a buyer is serious about purchasing a land or a property with the land. When the transaction is finalized, the earnest money deposits are put toward the buyer’s down payment. We would normally place earnest money deposits only when entering under the land purchase agreements contingent on obtaining rezoning (if required) and plan of development approvals for our communities. We anticipate using part of our cash, including the net proceeds from the offering filed on Form S-1, to finance our efforts of developing conceptual designs for our communities, which includes but is not limited to placing earnest money deposits. If we fail to obtain rezoning and plan of development approvals, the earnest money deposits would not be refundable to us. If so happens, investors may lose part or all of their investments.

We may be unable to close on agreements with land and property sellers, who can refuse to sell land and properties to us, which could adversely affect our operating results.

It is a common practice in the U.S. construction industry to enter into land and/or property purchase agreements contingent on obtaining approvals or rezoning and plans of development. Even if we obtain such approvals, there is a risk that land/property owners can refuse to sell us the land and/or property, in which case we would have to incur substantial expenses associated with litigation related to protecting our rights under the land/property purchase agreements. If we elect financing such expenses, such amounts would lower our operating cash and would be allocated from our cash, including but not limited to the proceeds from the offering filed on Form S-1. Even though we elect financing such expenses, there is no guarantee we would prevail in such litigation. If any of these events occur, our operating results and our financial performance would be considerably different from those currently anticipated. If so happens, investors may lose part or all of their investments.

We may lose our payments to contractors during land development stage.

We intend using our cash, including but not limited to the net investment proceeds, for financing our land development activities, including but not limited to, paying architects, engineers, lawyers, earth work and site clearance contractors, utility contractors and other specialists. There is a risk that during conducting land development works we may occur difficulties that are unforeseen at the time we commence land development works. Such difficulties may include, but are not limited to, geological (for example, but not for limitation, unidentified underground streams or cavities), historical (for example, but not for limitation, unidentified burials or civil war trophies), and other consequential events. If any of these events occur, we would have to stop land development works for an indefinite period of time, and seek resolution of such occurrences in a lawful way, which may require capital expenditures in addition to those currently planned. Furthermore, if any of such events occur, we would have to extend our project timelines, which would render an adverse effect on internal return rates currently planned. Any of these events may cause us to result in a financial loss, and investors may lose part or all of thier investments into our Company and our business.

We may lose our payments to contractors during construction stage.

We intend using our cash, including but not limited to the net investment proceeds, for financing our construction activities, including but not limited to, paying architects, engineers, lawyers, excavation, concrete, framing, roofing, electrical, plumbing, and painting contractors, utility contractors and other specialists. There is a risk that during conducting construction works we may occur difficulties that are unforeseen at the time we commence the construction works. Such difficulties may include, but are not limited to, geological (for example, but not for limitation, unidentified underground streams or cavities), historical (for example, but not for limitation, unidentified burials or civil war trophies), and other consequential events. If any of these events occur, we would have to stop construction works for an indefinite period of time, and seek resolution of such occurrences in a lawful way, which may require capital expenditures in addition to those currently planned. Furthermore, if any of such events occur, we would have to extend our project timelines, which would render an adverse effect on internal return rates currently planned. Any of these events may cause us to result in a financial loss, and investors may lose part or all of thier investments into our Company and our business.

We may lose our payments to contractors made in the course of our engineering activities.

We intend using our cash, including but not limited to the net investment proceeds, for financing our engineering activities, including but not limited to, research, development of building kits, and experimentation with EVG-3D panels and with a 3D Printer. These activities traditionally bear a high risk of failure, and would most likely cause us to lose the payments we would make to our contractors and suppliers of products, materials, supplies and equipment. There is no way of predicting an outcome of research and development activities of this nature. From the net proceeds of the Offering registered on Form S-1, provided we sell all of the common shares in the Offering registered on Form S-1, we are planning to use up to $700,000 for the development and testing of building kits (including but not limited to purchase of EVG-3D panels for prototyping and experimentation), up to $500,000 for research efforts to find and acquire a suitable 3D printer, and up to $250,000 for purchasing and testing building materials that are untested by us. Although we are planning to use a reasonable degree of caution in relation to spending these amounts, there is no guarantee that we would regain these amounts back from the experiments we are contemplating to make. For example, but not for limitation, we may spend money to develop and test building kits of retaining walls using the EVG-3D panels. In the course of experimentation, we would have to apply an excessive heat (burn) and cold (freeze) to the panel for an extensive period of time. At this time, we cannot predict the effects such excessive influences would produce to the EVG-3D panel. Although our theoretical research allows us to create certain expectations, there is no assurance that such expectations would be confirmed. Furthermore, we may spend money for identifying a 3D printer (some of which could be in China or Europe) and may spend money traveling to those destinations in order to observe the printer in actual real-time work. Although we believe we would only spend money for travel to the destinations at which we believe we would find a suitable 3D printer, we may discover malfunctions on-site and/or find the actual printer performance dissatisfactory or unsuitable for our use in the United States. Hence, we may spend amounts of money and result in a total expense of such amounts without identifying a path for future actions. Any of these events, or other similar events, may cause us to result in a financial loss, and investors may lose part or all of their investments into our Company and our business.

There is no guarantee that we will be able to obtain builder’s insurance.

We currently do not have a builder’s insurance policy. Though we do intend to obtain and maintain one for throughout the duration of the construction of our project, there is not guarantee that we will be able to obtain one at terms agreeable to us or at all, and there is no guarantee that we will be able to maintain it throughout the entire duration if we do. If an incident occurs during construction, and we do not hold such a policy, it could adversely affect either or both of the financial and time timetable performance of the project.

A natural disaster could adversely affect the project.

If a natural disaster occurs, the project and its performance could be adversely affected. A natural disaster could cause delays in performance, destroy construction, and adversely impact the market. This could negatively impact our financial performance and cause the project’s duration to extend beyond what we have anticipated.

We cannot ensure that hunters will not hunt on raw land that we own.

Whether with our permission or without, hunters may potentially hunt on raw land that we own. If this occurs, there is a possibility that an accident or incident may also occur on land that we own. There is no guarantee that a lawsuit or other such claim would not stem from such activity and the question of liability may be raised. If this occurs, such a lawsuit or claim could negatively impact the Company and the respective project in the form of, but not limited to, legal fees, court rulings, settlements, or negative public opinion.

We cannot guarantee the actual duration of the project.

The duration of a project is subject to many factors, including but not limited to, market demand, market reception, environmental factors, funding, contractor performance, availability of materials, weather, municipal rules and regulations, and management. Though we use best efforts to estimate the potential duration of a project, including third-party data, and will make every effort to meet the anticipated duration, these projections are intended to be accurate not conservative. We cannot guarantee the actual duration of a project. If the actual project duration exceeds these projections, the performance of the project could be adversely affected and investors could lose all or part of their investment.

Our management has no experience successfully rezoning properties in the United States, which will be an important component of our business plan.

Our management has no experience successfully rezoning properties in the United States. We expect that rezoning will be an important part of our business plan. When engaging into rezoning activities, we rely on the expertise of our contractors, including but not limited to lawyers, architects, and engineers, but we have no influence over their operations and cannot guarantee their performance. If they fail to deliver on-target results, in part or at all, we may still be responsible for payment of their service invoices. Failure to rezone a potential project property may result in the inability to do the project at all. As a result, our financial conditions and result of operations will be affected.

Our pilot projects may perform worse than expected.

Our pilot projects may perform worse than expected. If that happens, it could be detrimental to the company and investors may lose a part of or their entire investment.

There is no guarantee that we will acquire a 3-D printer or that it be a successful endeavor if we do.

There are is guarantee that we will be able to procure a 3-D printer at all. Also, there is no guarantee that if we do, that it will be of high quality, that we will be able to operate it properly, or that it will be a successful endeavor which could be detrimental to our company and to our growth strategy and investors may lose a part of or their entire investment.

We may not be able to exercise full control over our projects operated under the Project LLCs.

We organized our recent purchase of a 28.8-acre parcel of land in Chesterfield, Virginia and intend to organize our future homebuilding projects by using a Project LLC. These Project LLCs will initially be formed as our wholly-owned subsidiaries; however, as we attract private investments into the Project LLCs to finance the land development and construction of properties, our ownership of the Project LLCs will decrease to the extent the private investors purchase equity of the Project LLCs. Furthermore, the Project LLCs may finance their land development and construction operations by issuing preferred and/or ordinary membership interests to their lenders, which may further decrease our voting power and ownership interest in the Project LLCs. Resulting from such decrease of our ownership and voting power, we may become unable to exercise full control over the Project LLCs in which we share ownership interest with others, as well as the ability of other owners of the Project LLC to prevent us from taking actions regarding the Project LLCs that require a unanimous vote of all members. If we become unable to exercise an adequate control over the Project LLCs, our financial performance and results of operations may differ significantly from anticipated results at the time of this report, which may render a detrimental effect on your stockholder equity and earnings. As a result, you may lose part of or your entire investment into our shares of Common Stock. Also, there is no guarantee that we will enter into these new projects due to similar or different reasons, in which case we may spend our working capital inefficiently and investors may lose part of or their entire investment into our company.

The homebuilding recovery has continued its progression at a slow and steady pace; however, a downturn in the recovery or decline in economic conditions could adversely affect our operations.

Demand for new homes is sensitive to changes in economic conditions such as the level of employment, consumer confidence, consumer income, the availability of financing and interest rate levels. The prior economic downturn severely affected both the housing market in certain demographics, both in the number of homes sold and the prices for which they were sold. We cannot predict whether the recovery in the housing market will continue. If the recovery were to slow or stop, or economic conditions were to worsen, the resulting decline in demand for new homes would negatively impact our business, results of operations and financial condition.

A decline in land values could result in write-downs.

Inventory risks are substantial for the homebuilding industry. There are risks inherent in controlling, owning and developing land and if housing demand declines, we may own land or lots at a cost we will not be able to recover fully, or on which we cannot build and sell homes profitably. There can be significant fluctuations in the value of undeveloped land, building lots and housing inventories related to changes in market conditions. As a result, any future deposits for building lots controlled under option or similar contracts could be be put at risk, we may have to sell homes we build or land we acquire for lower than anticipated profit margins or we may have to record inventory impairment charges with regard to our developed and undeveloped land and lots. If market conditions were to deteriorate significantly in the future, we could be required to make significant write downs with regard to our land inventory, including the 28.8-acre parcel of land we purchased in December 2015 in Chesterfield, VA. Any write-downs would decrease the asset values reflected on our balance sheet and adversely affect our earnings and our stockholders’ equity.

Inflation may adversely affect us by increasing costs beyond what we can recover through price increases.

Inflation can adversely affect us by increasing costs of land, materials and labor. In addition, significant inflation is often accompanied by higher interest rates, which would have a negative impact on demand for our homes. In an inflationary environment, depending on homebuilding industry and other economic conditions, we may be precluded from raising home prices enough to keep up with the rate of inflation, which would reduce our profit margins.

Homebuilding and land acquisition are very competitive industries, and competitive conditions could adversely affect our business or financial results.

The homebuilding and land acquisition industries are highly competitive. Homebuilders compete not only for homebuyers, but also for desirable land, financing, raw materials, skilled management and labor resources. We will compete in each of our intended markets with numerous national, regional and local homebuilders. We will also compete with sellers of existing homes, including foreclosed homes, and with rental housing. These competitive conditions can reduce the number of homes we deliver, negatively impact our selling prices, reduce our profit margins, and cause impairments in the value of our inventory or other assets. Competition can also affect our ability to acquire suitable land, raw materials and skilled labor at acceptable prices or other terms.

We may be subject to significant potential liabilities as a result of warranty and liability claims made against us.

As a homebuilder, we will be subject in the ordinary course of our business to warranty and construction defect claims. We will also subject to claims for injuries that occur in the course of construction activities. We intend to have, and many of our subcontractors will be required to have, general liability, property, workers’ compensation and other business insurance. These insurance policies are intended to protect us against a portion of our risk of loss from claims, subject to certain self-insured retentions, deductibles and other coverage limits. However, it is possible that this insurance will not be adequate to address all warranty, construction defect and liability claims to which we will be subject. Additionally, the coverage offered and the availability of general liability insurance for construction defects are currently limited and policies that can be obtained are costly and often include exclusions based upon past losses those insurers suffered as a result of use of defective products in homes we intend to build.

Products supplied to us and work done by subcontractors could expose us to risks that could adversely affect our business.

We may rely on subcontractors to perform the actual construction of our homes, and in many cases, to select and obtain building materials. Despite our detailed specifications and quality control procedures, in some cases, subcontractors might use improper construction processes or defective materials. Defective products widely used by the homebuilding industry can result in the need to perform extensive repairs to large numbers of homes. The cost of complying with our warranty obligations might be significant if we are unable to recover the cost of repairs from subcontractors, materials suppliers and insurers.

There is no guarantee that we will be able to adequately protect our intellectual property.

Our intellectual property is comprised of the proprietary design of novel construction materials and knowledge of the methods of their assembly into the building structures, including but not limited to foundations, walls, roofs, etc. We intend to protect our intellectual property by filing patent applications with the U.S. Patent and Trademark Office from time to time. Even if we file the patent applications, there is no guarantee that patents will be granted for these applications. If patents are granted, there is no assurance that a party would respect these patents and our intellectual property rights. If a party violates our patent rights, there is no assurance that we will become aware of such violation. Defending intellectual properties in the court of law is very costly. There is no assurance that we will be able to obtain funds sufficient to defend our intellectual property rights in the court of law, or, if such funds are obtained, there is no assurance we will be able to win in litigation proceedings. Even if we are successful in defending our properties in the court of law, the violators might not be able to pay us any damages or fees, if awarded. We are also planning to protect our intellectual property by requiring our key employees, contractors and partners to sign written agreements restraining them from using our intellectual property for commerce without our participation. Such agreements will include, among other provisions, non-competition and confidentiality requirements. There is no guarantee that any of our contractors or partners will agree to signing these agreements. Even if these agreements are signed, there is no guarantee that any of our employees, contractors or partners will continually comply with the terms of these agreements. Furthermore, there is no guarantee that we will be able to discover violations and enforce our patent rights and the rights under these agreements in the court of law. If discovered, there is also no guarantee that we will be able to effectively defend our intellectual property rights in the court of law. Even if we are successful in defending our properties in the court of law, the violators would be able to pay us any damages or fees, if awarded.

There is no guarantee that our patent applications will be approved and patents granted.

We cannot guarantee that patents will be granted based upon our patent applications by the U.S. Patent and Trademark Office, or, if granted, that such patents would be defendable in court or would give us an adequate intellectual property protection. We also cannot guarantee that if the patents are issued based upon our patent applications, such patents would not be challenged, or/and that if challenged, such patents would withstand a reexamination by U.S. Patent and Trademark Office.

RISK FACTORS RELATING TO OUR INDUSTRY

We operate in highly competitive industry.

The real estate development and financing industry is highly competitive, and the Company will face competitors with significantly greater resources, capital and experience in the industry. The success or failure of the Company’s business will depend, in part, upon its ability to acquire new assets (land and property) of sufficient quality and on favorable terms, and its ability to invest and reinvest its cash resources an efficient manner.

Our business is subject to governmental regulations that may delay, increase the cost of, prohibit or severely restrict our development and sale of homes and reduce our revenues and cash flows.

We are subject to laws and regulations that affect the land development and home building process, including laws and regulations related to zoning, permitted land uses, building design, access to water and other utilities, water and waste disposal and use of open spaces. We must also obtain permits and approvals from local authorities to complete residential development or home construction. The laws and local regulations under which we and our subcontractors operate may result in delays in construction and development.

Regulatory and other changes in the industry may adversely affect our ability to produce, and reduce demand for, our products.

Federal, state, local and foreign government laws, regulations and policies concerning the home building industry may heavily influence the market for our products, which could make it more difficult or costly for us to develop, manufacture or market our products. We cannot predict how changes in regulation or other industry changes will affect the market for our products or impact our ability to distribute, install and service our products.

Our success depends on the availability of suitable undeveloped land and improved lots at acceptable prices and our working capital having sufficient liquidity to fund such investments.

Our success in building and selling of our proposed new homes depends in part upon the continued availability of suitable improved lots at acceptable prices. The availability of improved land for purchase at favorable prices depends on a number of factors outside of our control, including the risk of competitive over-bidding on land and lots and restrictive governmental regulation. Should suitable land opportunities become less available, the number of future new homes, we may be able to build and sell would be reduced, which would reduce revenue and profits. In addition, our ability to make land purchases will depend upon us having sufficient liquidity to fund such purchases. We may be at a disadvantage in competing for land due to our limited cash resources.

Raw material and labor shortages and price fluctuations could delay or increase the cost of home construction and adversely affect our operating results.

The homebuilding industry has from time to time experienced raw material and labor shortages. In particular, shortages and fluctuations in the price of raw materials could result in delays in the start or completion of, or increase the cost of, developing our residential communities. In addition, we contract with subcontractors to construct our homes. Therefore, the timing and quality of our construction depend on the availability, skill, and cost of our local subcontractors. Delays or cost increases caused by shortages and price fluctuations could harm our operating results, the impact of which may be further affected depending on our ability to raise our future sales prices to offset increased costs.

We will be dependent upon building partners, general contractors, subcontractors, vendors, and suppliers.

Our success will be dependent upon building partners, general contractors, subcontractors, vendors, and suppliers. There is no guarantee that any of them will be able to perform well, at all, or that it will be a successful endeavor. If any of these risks will render an influence on our business, investors may lose a part of or their entire investment.

The competitive conditions in the home building industry could increase our costs, reduce our revenues and earnings and otherwise adversely affect our results of operations and cash flows.

The home building industry is highly competitive and fragmented. We compete with a number of national, regional and local builders. We compete primarily based on price, location, design, quality, service and reputation. Some of our competitors have greater financial resources than we do. We also will compete with sales of existing homes and condominiums, foreclosure sales of existing homes and condominiums in our target markets. A continued oversupply of competitively priced resale, foreclosure in our local markets could adversely affect our ability to sell our proposed new homes in our target markets.

Our ability to sell homes and, accordingly, our results of operations, will be affected by the availability of mortgage financing to potential home buyers.

It is our belief that most home buyers finance their purchase of a new home through third-party mortgage financing. Increases in interest rates and decreases in the availability of consumer mortgage financing will depress the market for new homes. For instance, recent initiatives to tighten underwriting standards have made mortgage financing more difficult to obtain for entry-level home buyers. Even if potential home buyers do not experience difficulty securing mortgage financing for their purchase of a new home, increases in interest rates and decreased mortgage availability could make it harder for them to sell their existing homes. This could adversely affect the future sales of our proposed new homes.

Our success depends on the availability of suitable undeveloped land and improved lots at acceptable prices and our working capital having sufficient liquidity to fund such investments.

Our success in building and selling of our proposed new homes depends in part upon the continued availability of suitable improved lots at acceptable prices. The availability of improved land for purchase at favorable prices depends on a number of factors outside of our control, including the risk of competitive over-bidding on land and lots and restrictive governmental regulation. Should suitable land opportunities become less available, the number of future new homes, we may be able to build and sell would be reduced, which would reduce revenue and profits. In addition, our ability to make land purchases will depend upon us having sufficient liquidity to fund such purchases. We may be at a disadvantage in competing for land due to our limited cash resources.

There is no assurance and no guarantee that we will be able to develop novel construction methods and processes.

There is no assurance and no guarantee that we will be able to develop our intended novel construction method and process for erecting a bearing wall in part or in full, as well as no guarantee that such technology will be competitive to current and then-invented technologies, methods or systems. Furthermore, if such technology is developed, there is no guarantee that we will be able to market it with success or at all, and if marketed, there is no guarantee that such technology will achieve a sustainable competitive advantage or gain a defendable market share.

There is no guarantee that we will commence any projects.

We are currently conducting initial review and feasibility studies for certain projects. However, there is no guarantee that our feasibility studies and reviews will result in our decision to undertake these projects. Furthermore, there is no guarantee that such land will be available by the time we decide to undertake these projects and express our desire to pay deposits to enter into land purchase agreement. Even if such land is available, there is no guarantee that such land will be at that time available to us on terms and conditions acceptable to us. If we do not enter into these projects, we will have to spend additional time and monetary resources to conduct feasibility studies and originate other projects. If we do so, there is no guarantee that we will enter into these new projects due to similar or different reasons, in which case we may spend our working capital inefficiently and investors may lose part of or their entire investment into our company.

Our technologies are unproven.

The EVG-3D and other technologies based on which we are developing our building kits and which we anticipate using in construction are untested and there is no guarantee such technologies will be accepted by the market, and, if accepted, that such technologies would be competitive enough to enable us reach and defend a sustainable market power. Furthermore, there is no guarantee that we will be able to effectively deploy these technologies to compete with the traditional construction methods. If any of these risks will render an influence on our business, you may lose a part of or your entire investment. There is no assurance that our building kits will pass regulatory testing and, if they do not pass, it could be detrimental to our company and investors may lose a part of or their entire investment.

Changes in economic and market conditions could result in the future sale of new homes at a loss or holding land in inventory longer than planned, the cost of which can be significant.

Land inventory risk can be substantial for homebuilders. We must continuously seek and purchase land for expansion into new markets and for replacement and expansion of land inventory within our current markets. The market value of buildable lots, and housing inventories can fluctuate significantly as a result of changing market conditions. In the event of changes in economic or market conditions, we may have to sell our future homes at a loss or hold land in inventory longer than planned. Inventory carrying costs can be significant and can result in losses in a poorly performing project or market.

RISK FACTORS RELATING TO OUR SECURITIES

There presently is no market for our Common Stock.

On September 8, 2016, the SEC declared our Registration Statement on Form S-1 (File No: 333-205358) effective pursuant to the Securities Act of 1933, as amended. Included in the Registration Statement were an aggregate 14,500,000 shares of common stock for sale by the Company for $2.00, with anticipated gross proceeds of $28,500,000. To date, we have not sold any shares pursuant to the Registration Statement due in part to “going concern” qualification in our independent auditors’ 2015 audit report included as part of the S-1. As reflected in the accompanying consolidated financial statements, the Company had a net loss attributable to the Company of $1,307,618 and $715,591 for the years ended December 31, 2016 and 2015, respectively, an accumulated deficit of $2,309,366 and working capital deficit of $1,301,632 at December 31, 2016. These matters raise substantial doubt about the Company’s ability to continue as a going concern and our independent auditors’ have expressed such going concern doubt in their 2016 audit report. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital, implement its business plan, and generate significant revenues, of which there can be no assurances.

We are subject to the reporting requirements under the federal securities laws which will increase our expenses.

We are a voluntary filer that files quarterly and annual reports with the SEC on Forms 10-Q and 10-K, respectively, as well as current reports on Form 8-K. Preparing and filing annual, quarterly and current reports with the SEC is a costly and time-consuming process and which will require us to retain a PCAOB-registered independent auditor and an experienced securities attorney as well as utilizing the services of a filing agent to convert our reports into the SEC’s EDGAR format and any financial statements contained therein into SEC’s XBRL format. Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002 and related SEC regulations, have significantly increased the costs and risks associated with accessing the public markets and public reporting.

Ineffective internal controls over financial reporting could harm our reputation and adversely impact the trading price of our Common Stock.

Effective internal controls are necessary to provide reasonable assurance with respect to its financial reports and to effectively prevent fraud. Pursuant to the Sarbanes-Oxley Act of 2002, the Company is required to furnish a report by management on internal control over financial reporting, including management’s assessment of the effectiveness of such control in its annual reports on Form 10-K, including this Report. Internal control over financial reporting may not prevent or detect misstatements because of its inherent limitations, including the possibility of human error, the circumvention or overriding of controls, or fraud. Therefore, even effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. In addition, projections of any evaluation of effectiveness of internal control over financial reporting to future periods are subject to the risk that the control may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. If the Company fails to maintain the adequacy of its internal controls, including any failure to implement required new or improved controls, the could fail to meet its reporting obligations, and there could be a material adverse effect on its stock price.

Our undesignated Preferred Stock may inhibit potential acquisition bids; could adversely affect the market price for our Common Stock and the voting rights of holders of our Common Stock.

Our Articles of Incorporation provides our Board of Directors with the authority to issue up 10,000,000 shares of “blank check” Preferred Stock and to determine or alter the rights, preferences, privileges and restrictions granted to or imported upon these shares without further vote or action by our stockholders. The issuance of shares of Preferred Stock may delay or prevent a change in control transaction without further action by our stockholders. As a result, if a market was to ever develop for our Common Stock, the market price of our Common Stock may be adversely affected. In addition, if we issue Preferred Stock in the future that has preference over our Common Stock with respect to the payment of dividends or upon our liquidation, dissolution or winding up, or if we issue Preferred Stock with voting rights that dilute the voting power of our Common Stock, the rights of holders of our Common Stock or the market price of our Common Stock could be adversely affected.

There is no current trading market for our securities and if a trading market does not develop, purchasers of our securities may have difficulty selling their shares.

There is currently no established public trading market for our securities and an active trading market in our securities may not develop or, if developed, may not be sustained. We intend to solicit a FINRA-registered broker-dealer to file an application with OTC Markets to act as a market maker for our on the OTCQB. To date, we have not found a FINRA broker-dealer willing to apply to act as a market maker for our Common Stock and no assurances can be given that we will be able to secure one. If for any reason our Common Stock is not quoted on the OTCQB or a public trading market does not otherwise develop, purchasers of the shares may have difficulty selling their Common Stock should they desire to do so. There is no assurance that if one files an application with the OTC Marketplace to act as a market maker for our common stock, that such application will be approved by FINRA. Even if our application is approved, an active trading market for our Common Stock may not develop or be sustained. If an active market for our securities does not develop, it may be difficult for stockholders to sell their shares without depressing the market price for the shares or at all. Further, an inactive market may also impair our ability to raise capital by selling shares of our Common Stock and may impair our ability to enter into strategic partnerships or acquire companies by using our shares of Common Stock as consideration.

In the event that our Common Stock becomes quoted on the OTCQB, it will be subject to the “Penny Stock” Rules of the SEC and the trading market in our securities will be limited, which will make transactions in our stock cumbersome, which may reduce the value of an investment in our stock.

The SEC has adopted Rule 15g-9 which establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

●	that a broker or dealer approve a person’s account for transactions in penny stocks; and

●	the broker or dealer receives from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must:

●	Obtain financial information and investment experience objectives of the person; and

●	make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form sets forth:

●	the basis on which the broker or dealer made the suitability determination; and

●	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of Common Stock and cause a decline in the market value of stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

If and when our Common Stock becomes quoted on the OTCQB, FINRA sales practice requirements may limit a stockholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules described above, FINRA has adopted rules that are required in recommending an investment to a customer. A broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our Common Stock, which may have the effect of reducing the level of trading activity in our Common Stock. As a result, fewer broker-dealers may be willing to make a market in our Common Stock, reducing a stockholder’s ability to resell shares of our Common Stock.

We do not anticipate paying any cash dividends on our capital stock in the foreseeable future.

We have never declared or paid cash dividends on our capital stock. We currently intend to retain all of our future earnings, if any, to finance the growth and development of our business, and we do not anticipate paying any cash dividends on our capital stock in the foreseeable future. We believe it is likely that the Board of Directors will continue to conclude, that it is in the best interests of the Company and its stockholders to retain all earnings (if any) for the development of our business. In addition, the terms of any future debt agreements may preclude us from paying dividends. As a result, capital appreciation, if any, of our Common Stock will be investors’ sole source of gain for the foreseeable future.

State securities law may limit secondary trading, which may restrict the states in which investors can sell the shares purchased as part of the offering registered on Form S-1.

If investors purchase shares of our Common Stock sold pursuant to the offering registered on Form S-1, they may not be able to resell the shares in a certain state unless and until the shares of our Common Stock are qualified for secondary trading under the applicable securities laws of such state or there is confirmation that an exemption, such as listing in certain recognized securities manuals, is available for secondary trading in such state. There can be no assurance that we will be successful in registering or qualifying our Common Stock for secondary trading, or identifying an available exemption for secondary trading in our Common Stock in every state. If we fail to register or qualify, or to obtain or verify an exemption for the secondary trading of, our Common Stock in any particular state, the shares of Common Stock could not be offered or sold to, or purchased by, a resident of that state. In the event that a significant number of states refuse to permit secondary trading in our Common Stock, the market for the Common Stock will be limited, which could drive down the market price of our Common Stock and reduce the liquidity of the shares of our Common Stock and a stockholder’s ability to resell shares of our Common Stock at all or at current market prices, which could increase a stockholder’s risk of losing some or all of his investment.

If we continue to take advantage of specified reduced disclosure requirements applicable to an “emerging growth company” under the JOBS Act, the information that we provide to stockholders may be different than they might receive from other public companies.

As a company with less than $1 billion in revenue during our last fiscal year, we qualify as an “emerging growth company” under the JOBS Act. As an emerging growth company, we may take advantage of specified reduced disclosure and other requirements that are otherwise applicable generally to public companies. These provisions include:

●	only two years of audited financial statements in addition to any required unaudited interim financial statements with correspondingly reduced “Management’s Discussion and Analysis of Financial Condition and Results of Operations” disclosure;

●	reduced disclosure about our executive compensation arrangements;

●	no non-binding advisory votes on executive compensation or golden parachute arrangements;

●	exemption from the auditor attestation requirement in the assessment of our internal control over financial reporting.

We may take advantage of these exemptions for up to five years or such earlier time that we are no longer an emerging growth company. We would cease to be an emerging growth company if we have more than $1 billion in annual revenues, we have more than $700 million in market value of our stock held by non-affiliates, or we issue more than $1 billion of non-convertible debt over a three-year period. We may choose to take advantage of some but not all of these reduced burdens. If we do take advantage of any of these reduced reporting burdens, the information that we provide stockholders may be different than stockholders might get from other public companies in which they hold stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS

NOT APPLICABLE.

ITEM 2. PROPERTIES

Executive Offices

Our executive offices consist of approximately 1,350 square feet of office space located 700 West Hillsboro Boulevard, Building 1, Suite 100, Deerfield Beach, FL 33441. We rent the space pursuant to a lease agreement, dated November 1, 2016, between TEQ Hillsboro LLC and Helpful Alliance Company. Pursuant to the lease agreement, our rent is $2,602 per month and terminates on October 31, 2018.  ,

Land

On December 11, 2015, we, through our subsidiary, Seasons Creek Development, LLC, a Virginia limited liability company (“Seasons Creek Development”), purchased a 28.8-acre parcel of land in Chesterfield County, Virginia zoned for new construction of 70 residential, single-family homes. We paid $211,336 for the 28.8 acre Seasons Creek property in Chesterfield County, VA. Consideration was paid in an all cash transaction from the Company’s reserve of working capital. We are planning on developing this land into a residential subdivision to be called “Seasons Creek” consisting of 70 buildable lots, and on building homes of average size 2,100 square feet, or total development of 164,500 square feet of buildable living space.

ITEM 3. LEGAL PROCEEDINGS

In the ordinary course of business, we may be involved in legal proceedings from time to time. At the date of this Annual Report on Form 10-K, there are no known legal proceedings against the Company. No governmental agency has instituted proceedings, served, or threatened the Company with any litigation.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

On September 8, 2016, our Registration Statement on Form S-1 (File No. 333-205358) was declared effective by the Securities and Exchange Commission (the “Registration Statement”). We registered 15,025,658 shares of common stock at an offering price of $2 per share, of which 14,500,000 are being offered by the Company in connection with its initial public offering and the remaining 525,658 shares are offered by Selling Stockholders named in the Registration Statement. As of the date of this report, no shares have been sold pursuant to the Registration Statement and there is no public trading market for our securities. At the date of this Report, we intend to solicit a FINRA-registerd broker/dealer to have our securities listed on the OTC exchange that best fits our offering.

ITEM 6. SELECTED FINANCIAL DATA

The disclosure under this item is not required to be reported by smaller reporting companies.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The statements contained in this Annual Report on Form 10-K that are not purely historical are forward-looking statements. Our forward-looking statements include, but are not limited to, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future. You can identify these statements by forward-looking words such as “may,” “will,” “expect,” “anticipate,” “believe,” “estimate” and “continue,” or similar words. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The forward-looking statements contained in this Annual Report on Form 10-K are based on our current expectations and beliefs concerning future developments and their potential effects on us. Future developments affecting us may not be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors” included in this Report. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. You should not place undue reliance on any forward-looking statement. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. There is no assurance that the milestones, business plans, or contemplated future events we identify in this Annual Report on Form 10-Kwill be achieved, or/and that we will actually be able to raise the investment proceeds as currently planned and described in this Annual Report on Form 10-Q, or that if we obtain such investments, we will be actually able to complete the milestones of our business plan, according to the anticipated timeframe, if at all.

Overview

We were incorporated in the state of Florida on April 11, 2012. Upon incorporation, our founders, Dr. Temnikov, Mr. Gurin and FVZ, LLC (represented by Ms. Fay Katz and Mr. Val Zevel), collectively invested $100,000 in capital to finance expenses associated with our organizational expenses and commencement of our engineering activities aimed on the technology research and product development, including, but not limited to, renting a 4,000 square feet warehouse in Fort Lauderdale, Florida, in which we built, tested, and demolished our experimental wall structures. As more capital was required for a continuous research and testing, our initial investors have provided approximately $2.8 million in unsecured debt bearing annual interest varying between 6% and 8%. In effort to reduce depletion of principal capital resources, we have engaged into the financial assistance activities by lending money in the commercial loans, most of which were secured by real estate property collaterals, and used interest income to finance our operating expenses associated with our business start-up, engineering and market research, and product development stages. As we required more operating capital to scale up in 2015 and 2016, our founders have provided additional $632,000 in unsecured debt bearing annual interest ranging from 5% to 12.5%. From inception to date of this report, the aggregate amount of $4 ,175,000 was contributed to our business operations by our founders and initial investors.

On September 8, 2016, our Registration Statement on Form S-1 (File No. 333-205358) was declared effective by the Securities and Exchange Commission (the “Registration Statement”). We registered 15,025,658 shares of common stock at an offering price of $2 per share, of which 14,500,000 shares, or 96.5%, are being offered by the Company in connection with its initial public offering and the remaining 525,658 shares, or 3.5%, are offered by Selling Stockholders named in the Registration Statement. As of the date of this Report, no shares have been sold pursuant to the Registration Statement and there is no public trading market for our securities.

Our present and future business activities are structured in three principal segments:

● Engineering: In the course of our engineering activities, we are creating and developing (a) proprietary construction systems and methods of their assembly that would enable us and our partners to optimize the cost-benefit efficiency of construction process, (b) proprietary building kits that, when prefabricated, would enable us and our partners build real estate properties at a lower cost and superior speed, and (c) proprietary plans of development for our living communities that we intend to market under our Organic Community   brand.

● Land Development: In the course of our land development activities, manage the identification and purchase of land suitable for construction of our Organic Communities and preconstruction activities, including but not limited to earthwork, site clearing, installation of utility lines, road creation, and other works necessary to result in the recordation of individual lots ready for commencement of real estate property construction. Most of these works will be outsourced to independent contractors, whereas we will oversee the contractors’ performance based on our plans of development and project guidelines.

● Construction: Our construction activities we will be diversified into two main activity groups: (1) managing our own projects, and (2) managing projects in alliance with other developers and builders. In the course of managing our own projects, we will (i) manage the construction of walls using our wall panels, and (ii) manage the construction of properties based upon our proprietary plans of development on our land conducted by other builders. In the course of managing projects in alliance with other builders, we will (iii) oversee the construction of walls performed by other builders using our wall panels, and (iv) oversee the construction of properties by other builders using our   building kits. Our construction activities focus has been in 2016 and currently is on single-family homes. However, starting from 2017, we are planning to expand our construction activities to also comprise commercial and multi-family projects.

Our business objective is to enable us and our allied developers and builders to build real estate properties faster and economically more profitable. To date, it has taken approximately 34 months to conduct engineering and technology research to analyze the construction technologies available for an application in our pilot projects. During that period, we screened and analyzed hundreds of patents, building novelties and processes. Within this period, in March2015, we acquired proprietary building block and interlocking construction method protected by a U.S. Patent Application 14/337,069 from our affiliate under common control, Helpful Technologies Inc. for $8,145. In December 2016, this patent application was rejected and impairment loss on patent was recorded by the Company in amount of $11,650. Subsequently, In January 2017, we have received an executed agreement to purchase all rights for this intellectual property by a non-affiliated party for an amount of $50,000. As of the date of this Annual Report, no monies have been received.  We have also developed our own proprietary building block and interlocking construction method, for which we filed a provisional U.S. Patent Application 62/222,424 on September 25, 2015, and proprietary wall panel, wall spacer, and method of construction for which we filed a provisional U.S. Patent Application 62/406,165 on October 10, 2016. As of the date of this report, we have determined technologies encompassing our first line of products . However, we cannot guarantee that patents will be granted based upon our patent applications by the U.S. Patent and Trademark Office, or, if granted, that such patents would be defendable in court or would give us an adequate intellectual property protection. We also cannot guarantee that if the patents are issued based upon our patent applications, such patents would not be challenged, or/and that if challenged, such patents would withstand a reexamination by U.S. Patent and Trademark Office.

Products

We continue developing products are currently grouped into three principal product lines, each of which is designed to be a natural expansion of the previously planned product line, and the combination of which is designed to improve the way people build properties and organize their living in the 21st century:

●	Wall Panels – We are offering for sale our proprietary wall panels that we believe will enable concrete contractors to build monolithic walls faster and at a lesser cost. The cost advantage is mainly based upon a reduced cost of labor required to build a structure as compared with using traditional cinderblock or removable mold forms. Engineers and developmental testing indicate that our wall panels are currently applicable to build basement walls, retaining walls, or any other walls (except sea walls) up to a height of 24 feet. This line of products features utility that is new to the construction industry, and, therefore, is presently unknown to other developers and builders. As of the date of this report, we have not tested any of the wall panels in a real construction project. We are currently engaged in product development activities including, but not limited to, purchase of suitable land, purchase of materials and supplies, and construction of an experimental property using our wall panels.

●	Building Kits – We are designing and developing the set of engineering specifications and construction materials that we call “Building Kits.” We envision this product line to be a natural expansion of our wall panel product line, as we incorporate such wall panels into the Building Kits. At the present time, we are developing the building kits for single- and multi-family structures up to 60 feet of height. Our goal is to test the performance of certain building kits in our Seasons Creek and other near-term projects and offer first building kits for sale in year 2020.

●	Organic Communities – We are designing new living communities that utilize our proprietary Organic Community concept that we believe will present a new perception of organized living for people to work and live in the 21st century. We envision this product line to be a natural expansion of our planned building kits product line, as we intend on developing the building kits to comprise and build properties in our Organic Community neighborhoods. This product line is focused on Millennials and the Generation-Z generation markets. Our goal is to test certain Organic Community functionality in our Seasons Creek and other near-term projects, and present a full-scale Organic Community neighborhood, River City Park, available for occupancy by 2030.

All of our anticipated products are new to the construction industry, and therefore are presently unknown to other developers and builders. In effort to expedite market awareness about our wall panels, we are currently planning to offer other builders and developers the opportunity to purchase our products at discounted prices, which include basic training programs. We believe our products are simple to understand and intuitive to use for any builder experienced in concrete construction. However, if an extensive training would be required, we are offering such training at a price additional to the product price.

The development of our products is lengthy and subject to several risks and obstacles. It is further subject to various uncertainties and barriers to market entry. For example, our competitors may compete against us with products based on the technologies other than those protected by our patent applications and/or other than those we are contemplating to use for our products (e.g. EVG-3D Panel technology), which may be more competitive than our products. Also, numerous other companies are developing competitive products based on the EVG-3D Panel technology and other technologies we are contemplating to use for our products, and such products (including materials, tools, and assembly methods) may be developed more competitive than our products. Although we continue researching and screening other novel construction technologies, there is no guarantee that we will be able to adopt these technologies for product development. Licensing the technologies from inventors may require significant capital resources, which we do not have at this time and there is no guarantee that we will be able to raise such resources in adequate amounts or at all. Also, licenses may be revoked or the technologies may become obsolete, in which case the amount of license fees paid would be non-refundable. Even when we develop technologies in-house and file patents, prosecuting and defending these patents will require additional capital, and there is no guarantee that, even if we raise such capital and pay our patent agents and attorneys, such patents will be granted. If patents are granted, any party can request re-examination of the patents, upon which the patents may be revoked by the U.S. Patent and Trademark Office. Patents may also be found infringing on other patents, which may cause us being responsible for additional license and royalty fees. Our engineering and product development efforts will require significant capital, and, although we are planning to obtain such capital through private and public offerings of our securities, there are no guarantees or assurances that we would be able to obtain such capital in adequate amounts or at all. Furthermore, if we are successful in the technology implementation, engineering and product development, obtaining product approvals and conducting continuing testing will require additional capital. Our land and property purchases to test our products in pilot-test projects will also require significant capital, and we cannot predict the then-current market conditions, in which we would be required to raise such capital. Hence, we cannot guarantee that we will be able to complete our product development, even if some capital is obtained. We will be also subject to several other risks and obstacles while implementing our business plan and operating our company. Even when we are successful in developing competitive products, we will face several risks and uncertainties. Please read “Business” and “Risk Factors” sections for more information.

Projects

● Seasons Creek – On November 30, 2015, we formed a limited liability company in the Commonwealth of Virginia, Seasons Creek Development LLC, of which the Company is currently the sole member, in order to purchase and develop a parcel of land consisting of approximately 28.8 acres located in Chesterfield, Virginia. We consummated our purchase of the land on December 11, 2015. The land has been zoned to accommodate up to 70 single family homes and currently holds a tentative plan of development approval. We intend to develop this land into a residential subdivision to be called “Seasons Creek” consisting of 70 single family homes built with the novel construction materials and methods we have researched. As of the date of this Annual Report on Form 10-K, we have started engineering revisions of our plan of development for the 70 buildable lots. We have no mortgage on this land. Based upon market analysis and preliminary appraisals, we have concluded an as-is unimproved value of approximately $980,000 for the raw land, however, each appraisal is subject to opinion and current market conditions which fluctuate and, therefore, investors should not rely on any appraisal that they have not conducted themselves. In addition, due to a “grandfathered” approval pertaining to the development, the Seasons Creek land features a waiver of cash proffers (a sum paid by the developer to the County in order defray capital facilities costs associated with development) in the amount of approximately $18,966 per lot under plan of development, or approximately $1.3 million for the 70 lots. Though this does not increase the actual raw value of the land, it may result in lower costs associated with the actual development of the project and thus is an advantage towards the project as a whole. As of the date of this report, we are attempting to leverage the Seasons Creek land in order to obtain a loan by leveraging the land’s total combined 2015 tax appraisal of approximately $736,300 by Chesterfield County and approximately $1 million appraised value of such land. We presently have no commitments from lenders and have nor are we currently in negotiations with any lenders. If we obtain such a loan, we may use this loan for the Seasons Creek project implementation purposes. The project currently has a Major Adjustment to the Tentative Plat submittal pending with Chesterfield County. In this submittal, which we submitted on January 19th, 2017, we have requested approval of the changes to the plans which we believe will make Seasons Creek a more efficient project. Subject to receiving approval, we would then proceed to file the final construction plans for approval before applying for a land disturbance permit. We currently anticipate being able to obtain a land disturbance permit and for contractors to begin earthwork, utilities work, and other land development works during third quarter   of 2017, subject to acquiring certain easements and approvals.

● River City Park – On May 3, 2016, we formed a limited liability company in the Commonwealth of Virginia, River City Park LLC, of which the Company currently owns 100%, in order to locate, purchase, and develop a parcel of land in Central Virginia that we intend to consist of at least 400 acres located on a river. At the date of this report, this project is currently in the origination stage. We are seeking land and have not reached any material agreements for a purchase of such land. We intend develop such land and to build a mixed-use neighborhood comprising at least 5 million square feet of buildable space, which would encompass our Organic Community concept. Upon completion, we intend to create and operate a master association, which would oversee and the management of property associations located within the community and would maintain and continually improve common areas, including but not limited to parks, educational, healthcare and other facilities. While we are planning to sell certain properties within the community (for example small-bay retail, condos, and single-family homes), we are planning to continue owning and operating certain other properties (for example commercial plazas, office buildings, and apartment residence rentals). At the date of this report, we cannot assure that we will have the necessary financing to purchase of the land we contemplate purchasing for our River City Park project.

● Washington Woods – On December 15, 2016, we formed a limited liability company in the Commonwealth of Virginia, Washington Woods LLC, of which the company currently owns 100%, in order to locate, purchase, and develop a parcel, or multiple adjacent parcels, of land in Central Virginia that we intend to consist of at least 100 acres. At the date of this report, this project is currently in the origination stage. We are seeking land and have not reached any material agreements for purchase of such land. We intend to develop this land into a residential subdivision to be called “Washington Woods” to build luxury estate style single family homes on large lots varying in size from two to ten acres each. At the date of this report, we cannot assure that we will have the necessary financing to purchase the land(s) we contemplate purchasing for our Washington Woods project.

● Alliance Business Park – On December 15, 2016, we formed a limited liability company in the Commonwealth of Virginia, Alliance Business Park LLC, of which the company currently owns 100%, in order to locate, purchase, and develop a parcel of land in Central Virginia that we intend to consist of at least 5 acres. At the date of this report, this project is currently in the origination stage. We are seeking land and have not reached any material agreements for purchase of such land. We intend to develop this land into a commercial mixed use business complex to be called “Alliance Business Park” to build one or more commercial buildings. The envisioned building(s) comprise of at least 90,000 square feet of leasable space in the form of small-bay retail, warehouse, and office space. Upon completion, we intend to create and operate a master association, which would oversee and manage property maintenance and leasing. At the date of this report we cannot assure that we will have the necessary financing to purchase the land we contemplate purchasing for our Alliance Business Park project.

The implementation of our business plans regarding our projects is lengthy and subject to several risks and obstacles, including the market risks and operating uncertainties. Our projects are subject to environmental and municipal regulations, attainment of easements, the opinions of officials, availability of land, fluctuations in the market, supply and demand, cost of labor and materials, zoning requirements, the ability to raise capital at terms acceptable to us or at all, and many other factors.   Even when we are successful in completing our projects, we will face several risks and uncertainties, which may limit our performance and reduce our profits. Please read “Business” and “Risk Factors” sections for more information.

Intellectual Property

At the date of this report, we have two patent applications pending review by the U.S. Patent and Trademark Office:

●	U.S. Patent Application 62/222,424 - Building block and interlocking construction method filed September, 23 2015

●	U.S. Patent Application 62,406,165 - Wall panel, wall spacer, and method of construction filed October 10, 2016

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

Subsidiaries

As of December 31, 2016, we have 4 subsidiaries operating within Land Development segment of our business activities:

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

As of December 31, 2016, we owned and controlled 67% of Seasons Creek Development LLC, which comprised of 20 units of Class A Preferred Share LLC Membership Interests in consideration for cash contribution of $250,000 in 2015 bearing annual preferred yield of 14.0% on the land value appraised in $1.0 million and the right for Class-A Profit Share of 30% and 1 unit of Common Share LLC Membership Interests in consideration for cash contribution of $20,000 in 2016.

On October 19, 2016, Seasons Creek Development LLC adopted First Amended and Restated Limited Liability Company Agreement pursuant to which it authorized the issuance of the “Preferred Shares” consisting of Class A Preferred LLC Membership Interests, Class B Preferred LLC Membership Interests, Class C Preferred LLC Membership Interests) and “Common Shares” consisting of Common LLC Membership Interests (collectively the “Equity Securities”).

Concurrently, Seasons Creek Development LLC sold and issued 10 Class B LLC Membership Interests to Mr. Oleg Mirmanov for the aggregate of $500,000, and, in agreement with Mr. Mirmanov achieved at arm-length transaction, issued 20 Class A LLC Membership Interests to us. As of December 31, 2016, own 20 Class A Preferred LLC Membership Interests, which constitute 67% of the outstanding Equity Securities of Seasons Creek Development LLC, and Mr. Mirmanov owns 33% of the Equity Securities. Resulting from this transaction, our voting power over the Seasons Creek project had been reduced to 67%.

Immediately after the acceptance of Mr. Mirmanov’s subscription, Seasons Creek Development LLC had $500,000 in cash and the land underlying the Seasons Creek project appraised and valued at approximately $1 million. The Class A Preferred LLC Membership Interests issued to us bear 14.0% Class A Preferred annual yield on $1 million dollar value appraisal of the Seasons Creek land and 30% Class A Profit Share from the project. The Class B Preferred LLC Membership Interests issued to Mr. Mirmanov also bear 14.0% Class A Preferred annual yield on $1 million value appraisal of the Seasons Creek land and 30% Class A Profit Share from the project. Immediately after the acceptance of Mr. Mirmanov’s subscription, the issued and outstanding Equity Securities of Seasons Creek Development LLC consisted of 20 Class A Preferred LLC Membership Interests, 10 Class B LLC Membership Interests and 1 Common LLC Membership Interest, the aggregate of 31 LLC Membership Interest units.

We retained our positions as Managing Member of Seasons Creek Development LLC and executed with Mr. Mirmanov the Exclusive Construction Management Agreement granting us the exclusive construction management power over the Seasons Creek project and entitling us to the compensation of $12 per square foot that will be built and sold under the Seasons Creek project operations. Resulting from the execution of the exclusive construction management agreement, we anticipate to receive, upon completion of Seasons Creek project, the amount of approximately $1.7 million in the construction management fees. However, at this time, we cannot guarantee or assure that any or all of these $1.7 million would be received by us, or that we would successfully complete the Seasons Creek project. The receipt of any proceeds from our involvement into Seasons Creek Project is presently uncertain and is subject to numerous risks, many of which are beyond the scope of our control. Please review these and other risks under the Section entitled “Risk Factors” starting on page 16 of this report.

To the extent funds of the Seasons Creek Development LLC are available for distribution to its Members (as determined by the Managing Member in its sole discretion), the Managing Member shall cause the LLC to distribute to the Members with respect to each fiscal year of the LLC an amount of cash (“Tax Distribution”) which in the good faith judgment of the Managing Member equals (i) the amount of net taxable income (adjusted to take account of any net taxable losses of the LLC allocable to the Stockholders in prior periods) of the LLC allocable to the Members in respect of such fiscal quarter, multiplied by (ii) the sum of the highest marginal federal, state and local income tax rates applicable to an individual living in Chesterfield, Virginia for the relevant type of taxable income, with such Tax Distribution to be made to the Members in the same proportions that taxable income was allocated to the Members during such fiscal quarter. Tax Distributions shall be considered advance distributions to Members. The Managing Member may in its sole discretion (but shall not be obligated to) make distributions at any time or from time to time, but shall make distributions in respect of Class A Shares, Class B Shares, Class C Shares and/or Common Shares in the following order of priority:

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

On January 30, 2017, Seasons Creek Development LLC acquired 1,100 Class A Preferred LLC Membership Interests in 5210 W Shore Drive LLC, a Virginia limited liability company for $110,000, which were used to purchase an individual building lot located at 5210 West Shore Road, Midlothian, Virginia 23112. On January 30, 2017, Season Creek paid $110,111 cash to Bay Title Real Estate Trust Account – an escrow account operated by Bay Title LLC, the closing agent for this transaction. On February 6, 2017, 5210 W Shore Drive LLC issued 1,100 Class A Preferred LLC Membership Interests to Seasons Creek Development LLC. The closing for the purchase of lot was held on January 31, 2017. The lot was purchased from a non-affiliated seller. The 1,100 Class A Preferred LLC Membership Interests bear 14.0% Class A Preferred annual yield and are redeemable at any time. As of the date of this report, Seasons Creek Development LLC owns 97.5% of the outstanding equity securities of 5210 W Shore Drive LLC. The remaining 2.5% are owned jointly by Gurin Group LLC, which is operated by our officer and director, Mr. Sergey Gurin, Ms. Tatyana Gurina, daughter of our officer and director Mr. Sergey Gurin, and by Ms. Ganna Mikheleva, one of our employees. We are planning to use this lot to build and sell a 4,000 square feet single-family home to 5210 W Shore Drive LLC in 2017 at current market value. In alternative, 5210 W Shore Drive LLC has the right to elect redeeming the Class A Preferred Shares, at which time and date the Class A Preferred yield becomes due and payable.

At the date of this report, we cannot assure, that we will have the necessary financing to conduct our Seasons Creek project on time or at all.

River City Park LLC – On May 3, 2016, we formed a limited liability company in the Commonwealth of Virginia, River City Park LLC, of which the Company currently owns 100%, in order to locate, purchase, and develop a parcel of land in Central Virginia that we intend to consist of at least 400 acres located on a river. At the date of this report, we are seeking land and have not reached any material agreements for purchase of such land. We intend develop such land and to build a mixed-use neighborhood comprising at least 5 million square feet of buildable space, which would encompass our Organic Community concept. Upon completion, we intend to create and operate a master association, which would oversee and the management of property associations located within the community and would maintain and continually improve common areas, including but not limited to parks, educational, healthcare and other facilities. While we are planning to sell certain properties within the community (for example small-bay retail, condos, and single-family homes), we are planning to continue owning and operating certain other properties (for example commercial plazas, office buildings, and apartment residence rentals). At the date of this report, we cannot assure that we will have the necessary financing to purchase of the land we contemplate purchasing for our River City Park project.

Washington Woods LLC – On December 15, 2016, we formed a limited liability company in the Commonwealth of Virginia, Washington Woods LLC, of which the company currently owns 100%, in order to locate, purchase, and develop a parcel, or multiple adjacent parcels, of land in Central Virginia that we intend to consist of at least 100 acres. At the date of this report, we are seeking land and have not reached any material agreements for purchase of such land. We intend to develop this land into a residential subdivision to be called “Washington Woods” to build luxury estate style single family homes on large lots varying in size from two to ten acres each. At the date of this report, we cannot assure that we will have the necessary financing to purchase the land(s) we contemplate purchasing for our Washington Woods project.

Alliance Business Park LLC – On December 15, 2016, we formed a limited liability company in the Commonwealth of Virginia, Alliance Business Park LLC, of which the company currently owns 100%, in order to locate, purchase, and develop a parcel of land in Central Virginia that we intend to consist of at least 5 acres. At the date of this report we are seeking land and have not reached any material agreements for purchase of such land. We intend to develop this land into a commercial mixed use business complex to be called “Alliance Business Park” to build one or more commercial buildings. The envisioned building(s) comprise of at least 90,000 square feet of leasable space in the form of small-bay retail, warehouse, and office space. Upon completion, we intend to create and operate a master association, which would oversee and manage property maintenance and leasing. At the date of this report we cannot assure that we will have the necessary financing to purchase the land we contemplate purchasing for our Alliance Business Park project.

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

Revenue

To date, a significant majority of our revenue has been derived from our mortgage financing activities, which we ceased in 2016 as we engaged in increasingly more and more construction activities.

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

We plan sourcing revenues from (a) sale of our products, (b) sale of training programs and technical support associated with our products, (c) licensing our intellectual property, (d) construction activities, and (e) equity distributions from our Project LLCs. Our construction activities will comprise practical application of our proprietary products, construction methods, building process, and know-how as outlined below in this section. Engaging in construction of concrete walls using our proprietary wall panels, is expected to allow us to create short-term revenue streams, test our wall panels in real-time products, and use profits to scale up our business, and to develop, measure, and prove the cost/time advantages that we plan on selling to our customers and allies and use in the development of our proprietary building kits. Engaging into construction of new properties, such as, including, but not limited to, the 70 homes in our Seasons Creek project, is expected to allow us to establish mid-term revenues and profits. Engaging in the development of the master plans for our Organic Communities is expected to allow us to form a long-term revenue pipeline with lasting benefits for our target market groups, as well as for our Company and stockholders.

We anticipate deriving a portion of our future revenues in form of equity distributions from our Project LLCs. When we complete a building project and prior to a liquidation of the Project LLC, we plan to derive, in addition to the construction management fee, revenue from the distribution of our equity and profit share in the Project LLC. This income is reported to us by the Project LLC on IRS Form K-1. Our equity and profit share is determined in accordance to the Project LLC’s operating agreement, and generally varies upon a level of our equity contribution into the Project LLC. For example, if upon organization of the Project LLC, we contribute cash in the amount required for placing a deposit on a land purchase which equals to 20% of the land purchase price, and our building partners contribute cash equal to 80% of the land purchase price, our equity contribution is considered at 20%, and, therefore, our equity share in the net income of the Project LLC is also considered to be 20%. If, for further example, we contribute our corporate guarantees for the repayment of construction loans the Project LLC undertakes to finance building of property on the land, we may receive, on a per case basis, an additional equity share in the Project LLC. Also for further example, if during the construction phase, we agree to defer our construction management fees till the completion of the project, we may receive, on a per case basis, an additional equity share in the Project LLC. Each time we receive any membership equity share in the Project LLC, such equity share is recorded by amendment of the appropriate Exhibit A of the operating agreement for the Project LLC. Because the project LLCs are formed for the purposes of carrying out a construction project, we recognize this revenue as revenue from our construction activities. We consider a building project completed when the property owned by the project LLC is sold. The value of the LLC membership equity subject to distribution to us and other LLC members, if any, is calculated by deducting the total capitalized costs and the project operating expenses from the gross profit of the project LLC calculated in accordance to GAAP. The gross profit is determined by deducting the realtor commissions and closing costs from the aggregate sale amount for which the property owned by the project LLC is sold. Our construction management fees are deducted from the gross profit, among other operating expenses of the Project LLC.

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

Interest Expense

Interest expense consists of interest expense related to our obligations under convertible debt and non-convertible debt.

●	Zimas $1 Million Note and Amended and Restated Zimas Note: In April 2013, we issued an unsecured non-recourse convertible promissory note in the principal amount of $1,000,000 to Zimas LLC, a principal stockholder. The note accrued interest at an annual rate of 8.0%, payable annually, matured on March 31, 2016, and was convertible into common stock at a conversion rate of $1.60 per share. As of December 31, 2015, the amount of accrued interest was $80,000, which was paid in January 2016. The full amount of principal and accrued interest was due and payable within 30 days from maturity date. During the nine months ended September 30, 2016 and 2015, the Company made payments for interest totaling $80,000 and $80,000, respectively. The note was payable upon demand at any time before the maturity date upon 100 days’ prior notice. However, upon early demand, the outstanding principal amount would have been discounted 20% and an early termination penalty will apply. Zimas LLC is owned and controlled by Ms. Zena Katz, who is the sister of Ms. Fay Katz, a 75% owner of FVZ, LLC, a founder and principal stockholder of the Company. On April 29, 2016, Zimas and the Company entered into in a Loan Amendment and Extension Agreement (the “Note Extension Agreement”) pursuant to which (i) the note’s maturity date was extended to June 30, 2016 with increased interest accruing at the non-compounding rate of 10.0% for the period from April 1, 2016 and ending at the earlier of (a) date of repayment, or (b) on June 30, 2016 and (ii) the note was no longer secured by or convertible into 625,000 shares of common stock. In connection with the Note Extension Agreement, the Company issued Zimas a warrant exercisable for 625,000 shares of common stock for $1.60 per share from January 1, 2018 to December 31, 2028. This warrant was valued using the Black-Scholes model using a volatility of 87.85% (derived using the average volatility of three similar public companies), an expected term of 1.7 years and a discount rate of 0.77%. The fair value of the warrant of $434,182 was treated as a debt discount on the note payable. The debt discount was amortized over the life of the note, which was due on June 30, 2016 and amortization of debt discount expense of $434,182 was recorded for the six months ended June 30, 2016. The Company has no rights to redeem the warrant. The warrant also specifies that if Zimas exercises and continues to own more than 5% of the outstanding Common Stock, Zimas will be entitled to nominate representative to the Company’s Board of Directors. On May 16, 2016, we paid Zimas the amount of $400,000 from the amount of $510,000 received from assignment of our first mortgage on real property located in Miami, FL to Thriving Investments pursuant to a Stipulation of Settlement, entered into on March 31, 2016, among HCG, Thriving Investments and FVZ, LLC. As of May 16, 2016, the amount of accrued interest was $32,548 under the convertible $1 Million Zimas note. The Company was in default for non-payment of the interest. Restated and amended note for the remaining amount due under convertible note of $600,000 was issued as a non-convertible note on May 16, 2016. The note accrues interest at an annual rate of 10.0%, payable quarterly, and matured on June 30, 2016. As of December 31, 2015, the amount of accrued interest was $80,000, which was paid in January 2016. During the years ended December 31, 2016 and 2015, the Company made payments for interest totaling $80,000 and $80,000, respectively. As of December 31, 2016, the amount of accrued interest under Zimas $1 Million Note and Amended and Restated Zimas Note is $70,192. On January 27 2017, in accordance with executed Loan Amendment and Extension Agreement, an extension to this loan was made extending the due date of principal and the accrued interest to June 30, 2017 (the second extension). The extension also extends the due date of unpaid interest to March 15, 2017. The collateral for this loan under extension agreement are Class-A Preferred Membership Interests of our subsidiary, Seasons Creek Development LLC, with conversion rate $50,000 per unit. We anticipate financing the repayment of $670,192 from obtaining new investments leveraging our Class A Preferred LLC Membership Interests in Seasons Creek Development LLC.

●

Zimas $400,000 Note. In June 2014, we issued a secured convertible promissory note in the principal amount of $400,000 to Zimas (the “Zimas $400,000 Note”). The Zimas $400,000 Note bears interest at the rate of 8.0% per annum, payable quarterly, matures on June 29, 2017, is secured by 250,000 shares of Common Stock and is convertible at any time by the holder thereof into 250,000 shares of Common Stock at a rate of $1.60 per share. The Zimas $400,000 Note is payable upon demand at any time before the maturity date upon 100 days’ prior notice. However, upon early demand, the outstanding principal amount shall be discounted 20% and an early termination penalty will apply. As of December 31, 2015, the amount of accrued interest was $32,444, which was paid in January 2016. As of December 31, 2016, the amount of accrued interest was $32,533. During the years ended December 31, 2016 and 2015, the Company made payments for interest totaling $32,444 and $16,445, respectively. On January 27, 2017, in accordance with executed Loan Amendment and Extension Agreement, an amendment to this loan was made increasing the annual rate from 8.0% to 10.0% payable quarterly. The extension also extends the due date of unpaid interest to March 15, 2017. The collateral for this loan under the Loan Amendment and Extension Agreement are Class-A Preferred Membership Interests of our subsidiary, Seasons Creek Development LLC, with conversion rate $50,000 per unit. We anticipate repaying the principal amount under the Amended and Restated Zimas Note by leveraging our Class A Preferred LLC Membership Interests in Seasons Creek Development LLC and paying all accrued and unpaid interest in full from new investments.

Notes payable with related parties in aggregate amount of $432,000 consists of the following at December 31, 2016 and December 31, 2015:

●	In February, April, and June, 2016, the Company received notes payable with an aggregate principal amount of $100,000 issued from an affiliated company. The notes accrued interest at an annual rate of 5.0%, payable quarterly, and were to mature on December 31, 2017. As of December 31, 2016 and December 31, 2015, the amount of accrued interest was $0 and $0, respectively. During the years ended December 31, 2016 and 2015, the Company made payments for interest totaling $2,118 and $0, respectively. On September 30, 2016 a principal amount of $100,000 was repaid by the Company by assignment of notes receivable due to the Company with principal amount of $100,000 in non-cash transaction.

●	On February 22, 2016, the Company received $10,000 for note payable issued from an affiliated company. The note accrues interest at an annual rate of 5.0%, payable quarterly, and matures on December 31, 2017. As of December 31, 2016 and December 31, 2015, the amount of accrued interest was $126 and $0, respectively. During the years ended December 31, 2016 and 2015, the Company made payments for interest totaling $304 and $0, respectively.

●	In February, March, April, May and June, 2016, the Company received an aggregate principal amount of $100,000 for notes payable issued from the Company’s founder. The notes accrue interest at an annual rate of 5.0%, payable quarterly, and mature on December 31, 2017. As of December 31, 2016 and December 31, 2015, the amount of accrued interest was $1,260 and $0, respectively. During the years ended December 31, 2016 and 2015, the Company made payments for interest totaling $2,191 and $0, respectively.

●	On June 30, 2016, the Company received $50,000 for note payable issued from the Company’s founder. The note accrues interest at an annual rate of 8.0%, payable quarterly, and matures on December 31, 2017. As of December 31, 2016 and December 31, 2015, the amount of accrued interest was $1,008 and $0, respectively. During the years ended December 31, 2016 and 2015, the Company made payments for interest totaling $1,019 and $0, respectively.

●	In July, 2016, the Company received an aggregate principal amount of $25,000 for notes payable issued from an affiliated company. The note accrues interest at an annual rate of 8.0%, payable quarterly, and matures on December 31, 2017. As of December 31, 2016 and December 31, 2015, the amount of accrued interest was $0 and $0, respectively. During the years ended December 31, 2016 and 2015, the Company made payments for interest totaling $444 and $0, respectively. On December 31, 2016, a principal amount of $25,000 was repaid by the Company by assignment of notes receivable due to the Company with principal amount of $25,000 in a non-cash transaction.

●	In July, 2016, the Company received an aggregate principal amount of $75,000 for note payable issued from the Company’s founder. The notes accrue interest at an annual rate of 8.0%, payable quarterly, and mature on December 31, 2017. As of December 31, 2016, and December 31, 2015, the amount of accrued interest was $1,512 and $0, respectively. During the years ended December 31, 2016 and 2015, the Company made payments for interest totaling $1,212 and $0, respectively.

●	In August, 2016, the Company received an aggregate principal amount of $52,000 for note payable issued from the Company’s founder. The note accrues interest at an annual rate of 12.5%, payable monthly, and matures on December 31, 2017. As of December 31, 2016, and December 31, 2015, the amount of accrued interest was $534 and $0, respectively. During the years ended December 31, 2016 and 2015, the Company made payments for interest totaling $2,114 and $0, respectively.

●	In August and September, 2016, the Company received an aggregate principal amount of $80,000 for notes payable issued from an affiliated company. The note accrues interest at an annual rate of 8.0%, payable quarterly, and matures on December 31, 2017. As of December 31, 2016, and December 31, 2015, the amount of accrued interest was $158 and $0, respectively. During the years ended December 31, 2016 and 2015, the Company made payments for interest totaling $1,146 and $0, respectively. On September 30, 2016 a principal amount of $75,000 was repaid by the Company by assignment of notes receivable due to the Company with principal amount of $75,000 in non-cash transaction.

●	In September, 2016, the Company received an aggregate principal amount of $50,000 for note payable issued from the Company’s founder. The notes accrue interest at an annual rate of 12.5%, payable quarterly, and mature on December 31, 2017. As of December 31, 2016, and December 31, 2015, the amount of accrued interest was $1,575 and $0, respectively. During the years ended December 31, 2016 and 2015, the Company made payments for interest totaling $205 and $0, respectively.

●	In October, 2016, the Company received an aggregate principal amount of $5,000 for note payable issued from the Company’s founder. The note accrues interest at an annual rate of 12.5%, payable quarterly, and matures on December 31, 2017. As of December 31, 2016, and December 31, 2015, the amount of accrued interest was $139 and $0, respectively. During the years ended December 31, 2016 and 2015, the Company did not make any payments for interest, respectively.

●

In November, 2016, the Company received an aggregate principal amount of $20,000 for notes payable issued from an affiliated company. The note accrues interest at an annual rate of 5.0%, payable quarterly, and matures on December 31, 2017. As of December 31, 2016, and December 31, 2015, the amount of accrued interest was $155 and $0, respectively. During the years ended December 31, 2016 and 2015, the Company did not make any payments for interest, respectively.

●	In November, 2016, the Company received an aggregate principal amount of $5,000 for note payable issued from the Company’s founder. The note accrues interest at an annual rate of 12%, payable quarterly, and matures on December 31, 2017. As of December 31, 2016, and December 31, 2015, the amount of accrued interest was $64 and $0, respectively. During the years ended December 31, 2016 and 2015, the Company did not make any payments for interest, respectively.

●

In November, 2016, the Company received an aggregate principal amount of $5,000 for note payable issued from the Company’s founder. The note accrues interest at an annual rate of 12%, payable quarterly, and matures on December 31, 2017. As of December 31, 2016, and December 31, 2015, the amount of accrued interest was $61 and $0, respectively. During the years ended December 31, 2016 and 2015, the Company did not make any payments for interest, respectively.

●	In December, 2016, the Company received an aggregate principal amount of $55,000 for notes payable issued from an affiliated company. The note accrues interest at an annual rate of 12.0%, payable quarterly, and matures on December 31, 2017. As of December 31, 2016, and December 31, 2015, the amount of accrued interest was $278 and $0, respectively. During the years ended December 31, 2016 and 2015, the Company did not make any payments for interest, respectively.

Net Loss

As reflected in the accompanying consolidated financial statements, the Company had a net loss attributable to the Company of $1,307,618 and $715,591 for the years ended December 31, 2016 and 2015, respectively. The increase in net operating loss of $592,027 was attributed to our active engagement into construction activities, which caused a gradual increase in operating expenses as we were withdrawing from financial assistance activities and focusing our operation on purchase and development of land for construction.

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

The Company follows the provisions of FASB ASC 740-10 “Uncertainty in Income Taxes” (ASC 740-10). Certain recognition thresholds must be met before a tax position is recognized in the financial statements. An entity may only recognize or continue to recognize tax positions that meet a “more-likely-than-not” threshold. As of December 31, 2016 and December 31, 2015, the Company does not believe it has any uncertain tax positions that would require either recognition or disclosure in the accompanying financial statements.

RESULTS OF OPERATIONS

The following table sets forth consolidated statements of income data for the periods indicated:

	For the Year Ended
	December 31,
	2016	2015	Change
Revenue, including interest income	$144,795	$202,338	(28)%
Operating expenses:
Compensation	707,841	297,392	138
Professional Fees	146,886	343,841	(57)
Interest expense	120,879	127,444	(5)
Bad debt expense (recovery)	-	321,923	*
Amortization of debt discount	434,182	-	*
Other selling, general and administrative	80,984	76,697	6
Total operating expenses	1,490,772	1,167,297	28
Loss from operations	(1,345,977)	(964,959)	39
Other (loss) income	(11,734)	249,368	(105)
Total other (loss) income	(11,734)	249,368	(105)
Net loss	(1,357,711)	(715,591)	90
Net loss - Attributable to non-controlling interest	(50,093)	-	*
Net loss - Attributable to the Company	$(1,307,618)	$(715,591)	83%
Net loss - Attributable to common stockholders	$(1,307,618)	$(715,591)	83%
Net loss per common share Basic and diluted	$(0.62)	$(0.31)	*
Weighted average Common Stock: Basic and diluted	2,100,000	2,294,521	*

* Percentage not meaningful.

Comparison of the Year Ended December 31, 2016 to the Year Ended December 31, 2015

As reflected in the accompanying consolidated financial statements, we ended the year ended December 31, 2016 with net loss attributable to common stockholders of $1,307,618 or $(0.62) per basic and diluted share, as compared to net loss of $715,591, or $(0.31) per basic and diluted share during the year ended December 31, 2016, which is an increase of 83%. This increase was mainly caused by an increase in operating expenses from $1,167,297 for the year ended December 31, 2015 to $1,490,772 for the year ended December 31, 2016 as we became more active in organizing a revenue stream from our construction activities, as well as an increase in compensation and amortization of debt discount expense in connection to issuance of warrant. On April 29, 2016, the Company issued a warrant in consideration of the extension of the maturity date of convertible note payable with principal amount of $1,000,000 to June 30, 2016, to purchase up to an aggregate of 625,000 shares of Common stock of the Company, at an exercise price of $1.60 per share of Common Stock, exercisable in full or in part at any time vesting from January 1, 2018 and expiring on December 31, 2028. The fair value of the warrant of $434,182 was treated as a debt discount on the note payable. The debt discount was amortized over the life of the note, which was due on June 30, 2016 and amortization of debt discount expense of $434,182 was recorded for the year ended December 31, 2016. There is substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital, implement its business plan, and generate significant revenues.

Revenue

Our financial activities during the year ended December 31, 2016 had an aggregate amount of $144,795 or $20,581 in interest income and $124,214 of proceeds from the foreclosure and sale of one note, which is in total a decrease of 28% as compared to $202,338 revenue of which $166,666 was from interest income and $35,672 was earned from construction activities during the year ended December 31, 2015. Although there was a 28% decrease in total in revenue, there was substantial decrease in interest income of approximately 87%, which is indicative of our withdrawal from the financial activities. Although a majority of our revenue to date has been derived from our financing activities, the purpose of our financial activities was supplemental and secondary to our construction and engineering activities, which are our main purpose and course of business. As the notes reached their respective maturity, or were repaid to us prior to their maturity dates, we use the proceeds to fund our homebuilding projects, including but not limited to remitting deposits on land, paying personnel salaries, architectural and civil engineering and other expenses in order to generate revenue from our homebuilding projects. As reflected in the accompanying consolidated financial statements, in December 2015, the Company purchased land held for future development in State of Virginia at a cost of $211,336. During the year ended December 31, 2016 the Company incurred costs attributable to the development activities in amount of $110,692, which were capitalized.

Operating Expenses

Our total operating expenses during the year ended December 31, 2016 amounted to $1,490,772, which is an increase of approximately 28% from the total operating expenses of $1,167,297 during the year ended December 31, 2015. The increase in operating expenses was primarily caused by the increased operating expense as we became more active in organizing a revenue stream from our construction activities, as well as an increase in compensation and amortization of debt discount expense in connection to issuance of warrant. On April 29, 2016, the Company issued a warrant in consideration of the extension of the maturity date of convertible note payable with principal amount of $1,000,000 to June 30, 2016, to purchase up to an aggregate of 625,000 shares of Common stock of the Company, at an exercise price of $1.60 per share of Common Stock, exercisable in full or in part at any time vesting from January 1, 2018 and expiring on December 31, 2028. The fair value of the warrant of $434,182 was treated as a debt discount on the note payable. The debt discount was amortized over the life of the note, which was due on June 30, 2016 and amortization of debt discount expense of $434,182 was recorded for the year ended December 30, 2016. On December 11, 2015, the Company, through our subsidiary, Seasons Creek Development, LLC, a Virginia limited liability company (“Seasons Creek Development”), purchased a 28.8-acre parcel of land in Chesterfield County, Virginia zoned for new construction of 70 residential, single-family homes for $211,336. We are planning on building homes of average size 2,100 square feet, or total development of 164,500 square feet of buildable living space. As we continue to further develop our business, we anticipate that our selling, general and administrative expenses will increase in absolute dollars and decrease as a percentage of total revenues as we become profitable.

Research and Development Expenses

Research and development expenses generally include amounts including salaries and benefits, engineering and technology consultant fees, supplies and materials for samples and prototypes, as well as other engineering related expenses. In the accompanying unaudited financial statements, expenditures for research and product development costs are included in other selling, general and administrative expense and totaled $2,262 and $5,969 for the years ended December 31, 2016 and 2015, respectively, which is an increase of approximately 62%. As we become more active in our home kit activities, we anticipate that our research and development costs will increase in absolute dollars.

Interest Expenses

Interest expense is related to our obligations under our convertible debt and non-convertible debt and totaled to $120,879 and $127,444 for the years ended December 31, 2016 and 2015, respectively. This 5% decrease in year ended December 31, 2016 was due to decreased weighted average of total amount of debt securities as compared to the year ended December 31, 2015.

Other (Loss) Income

Other (loss) consisted primarily of the impairment loss on our patent applications in amount of $11,850 which was partially offset by receipt of refunds in amount of $116 during the year ended December 31, 2016. Other income consisted primarily of the gain on the debt settlement on non-convertible note with principal amount of $1 million, which totaled $249,167 and consisted of the early repayment discount equal to 20% of the principal amount, or $200,000, and the early repayment penalty of $49,167 during the year ended December 31, 2016 and processing fees and other fees received in connection with the repayment of the notes receivable to us and totaled $1,861 during the year ended December 31, 2015. The 105% change from other income in 2015 to other (loss) in 2016 was mainly due to the irregular gain on early debt extinguishment in amount of $249,167.

Net Loss

For the year ended December 31, 2016, our net loss attributable to the company was $1,307,618. For the year ended December 31, 2015, our net loss was of $715,591. This increase in net loss of approximately 83% was mainly caused by the increased operating expenses period over period caused by an increase in compensation expenses ($707,841 for the year ended December 31, 2016 compared to $297,392 for the year ended December 31, 2015), and amortization of debt discount expense in connection to issuance of warrant. On April 29, 2016, the Company issued a warrant in consideration of the extension of the maturity date of convertible note payable with principal amount of $1,000,000 to June 30, 2016, to purchase up to an aggregate of 625,000 shares of Common stock of the Company, at an exercise price of $1.60 per share of Common Stock, exercisable in full or in part at any time vesting from January 1, 2018 and expiring on December 31, 2028. The fair value of the warrant of $434,182 was treated as a debt discount on the note payable. The debt discount was amortized over the life of the note, which was due on June 30, 2016 and amortization of debt discount expense of $434,182 was recorded for the year ended December 31, 2016. As we continue to further develop our business, we anticipate that our selling, general and administrative expenses will increase in absolute dollars and decrease as a percentage of total revenues as we become profitable from our homebuilding activities.

Net Loss -Attributable to non-controlling interest

For the year ended December 31, 2016, our net loss attributable to non-controlling interest was $50,093 as compared to $0 for the year ended December 31, 2015. On October 19, 2016, our subsidiary, Seasons Creek Development LLC issued 33% ownership structured in the form of 10 units of Class-B Preferred Share LLC Membership Interests bearing 14.0% annual yield and the right for Class-B Preferred Profit Share of 30%. Both, the Class-B Preferred Yield and the Class-B Preferred Profit Share are payable to Class-B LLC Member upon completion of the Seasons Creek project or as declared by our Board of Directors for $50,000 per unit or aggregate $500,000 for 10 units. In November 2016, as a result from this sale, upon receipt of funds in aggregate amount of $500,000 our ownership in Seasons Creek Development LLC was diluted from 100% to 67% and structured in form of 20 Units of Class-A Preferred Share LLC Membership Interests bearing 14.0% annual yield and Class-A Preferred Profit Share of 30%, both payable to us upon completion of the Seasons Creek project or as declared by our Board of Directors and 1 Unit Common Share LLC Membership Interests. Therefore, for the year ended December 31, 2016, 33% of our subsidiary’s net loss was attributable to the non-controlling interest.

Loss per share

We reported net loss attributable to Common Stockholders of $1,307,618, or $(0.62) per basic and diluted share, for the year ended December 31, 2016, compared to net loss of $715,591, or $(0.31) per basic and diluted share, for the year ended December 31, 2015. The increase in loss attributable to Common Stockholders per share, basic and diluted, for the year ended December 31, 2016 as compared to for the same period in 2015 was caused by the increase in net loss of approximately 83% for the year ended December 31, 2016 as compared to the same period in 2015 as well as by the decrease of our weighted average number of outstanding shares of Common Stock. In January 2015, our founders, FVZ, LLC, Dr. Temnikov and Mr. Gurin, converted an aggregate of 8,000,000 shares of Common Stock held by them into 8,000,000 shares of Series-X Common Stock. As a result of these conversions, the number of outstanding shares of Common Stock decreased from 10,000,000 to 2,000,000. On March 31, 2015, pursuant to the terms of that certain Agreement and Plan of Merger, by and between Helpful Technologies, Inc. (“HTI”), HAC Patents LLC, a wholly-owned subsidiary of HTI (“HAC Patents”), and the Company, we issued an aggregate of 100,000 shares of Common Stock to HTI in exchange for 100% of the equity interest in HAC Patents, thereby increasing the outstanding shares of Common Stock to 2,100,000. During the year ended December 31, 2015, the weighted average number of shares of Common Stock (basic and diluted) resulted in 2,294,521.

	Years Ended December 31,
	2016	2015
Net loss -Attributable to common stockholder	$(1,307,618)	$(715,591)
Weighted average number of common shares outstanding, basic and diluted	2,100,000	2,294,521
Net loss -Attributable to common stockholder per share, basic and diluted	$(0.62)	(0.31)

Liquidity & Capital Resources

At December 31, 2016, we had $402,409 cash on hand and an accumulated deficit of $2,309,366. In their report on our consolidated financial statements for the year ended December 31, 2016 and financial statements for the year ended December 31, 2015, our auditors have expressed substantial doubt as to our ability to continue as a going concern. In order to finance our operating capital, our founders and majority stockholders are funding the Company’s operations by the purchase of promissory notes. Other than the promissory notes purchased, there is no written agreement or arrangement pursuant to which the founders or a third party have agreed to purchase additional notes or otherwise fund our operations. From January 2016 to the date of this report on Form 10-K, the Company received an aggregate amount of $807,000 for notes payable issued from our founders, directly and through the affiliated companies operated by the founders, which accrue non-compounding interest at annual rates ranging from 5% to 12.5% and mature on December 31, 2017. Gurin Group LLC, a limited liability company of which Mr. Sergey Gurin, the Company’s VP, Interim CFO and director, has voting and dispositive control, had loaned the Company an aggregate amount of $365,000 of which the Company on September 30,2016 repaid $200,000 by assignment of notes receivable due to the Company with aggregate principal amount of $200,000 in non-cash transaction, Mr. Sergey Gurin has loaned $132,000, Dr. Temnikov has loaned the Company an aggregate amount of $300,000 and FVZ LLC has loaned the Company an amount of $10,000. On May 16, 2016, we received funds owed to us for the note receivable dated May 2013, with a value of $420,000 but the remaining principal amount of $330,000 plus accrued and payable interest on such amount, which was assigned to the Company in November 2013 by our affiliate, Helpful Capital Group, LLC (“HCG”), a Florida limited liability company. The note accrued interest at an annual rate of 12.0% with a maturity date of May 2013, and the note had gone into default for non-payment of interest, therefore the interest rate increased to 18% per the default provision in this note. In December 2014, a payment of $66,495 for accrued interest was received. This note was in default and the HCG filed for foreclosure in July 2015. The collateral for the loan was real estate property located at 111 NE 43 St., Miami, FL 33137 (the “Property”). The Company obtained a third-party appraisal in November 2015. The Property was appraised at $900,000, which supported the carrying value of the note. A motion for summary judgment was filed by the HCG in December 2015. As of March 31, 2016 and December 31, 2015, the amount of accrued interest was $55,786 and $55,786, respectively. On March 31, 2016, the principal and accrued and payable interest under the note was $385,786. On March 31, 2016, HCG entered into a Settlement Agreement with Thriving Investments, LLC, the holder of a second mortgage on the property (“Thriving”), and FVZ, LLC pursuant to which Thriving had agreed to pay HCG a total of $510,000 in consideration for HCG assigning its first mortgage on the property to Thriving and HCG and FVZ, LLC delivering a Certificate of Title of the Property to Thriving. The said sum of $510,000 was transferred to HCG’s attorney’s escrow account on April 4, 2016 and was released to us on May 16, 2016 upon transfer of the Certificate of Title to the Property to Thriving on May 14, 2016. The Company recorded a $124,214 gain on settlement as of May 16, 2016, the date the settlement amount of $510,000 was received by the Company. On October 19, 2016, our subsidiary, Seasons Creek Development LLC issued 33% ownership structured in the form of 10 units of Class-B Preferred Share LLC Membership Interests bearing 14.0% annual yield and the right for Class-B Preferred Profit Share of 30%. Both, the Class-B Preferred Yield and the Class-B Preferred Profit Share are payable to Class-B LLC Member upon completion of the Seasons Creek project or as declared by our Board of Directors for $50,000 per unit or aggregate $500,000 for 10 units. In November 2016, as a result from this sale, upon receipt of funds in aggregate amount of $500,000 our ownership in Seasons Creek Development LLC was diluted from 100% to 67% and structured in form of 20 Units of Class-A Preferred Share LLC Membership Interests bearing 14.0% annual yield and Class-A Preferred Profit Share of 30%, both payable to us upon completion of the Seasons Creek project or as declared by our Board of Directors and 1 Unit Common Share LLC Membership Interests. Furthermore, upon completion of this sale, we have entered the Amended and Restated Exclusive Construction Management Agreement with new member of Seasons Creek Development LLC entitling us to approximately $1.75 million in construction management fees payable to us upon completion of the Seasons Creek project. We anticipate receiving approximately $700,000 by leveraging our Seasons Creek land to either (i) obtain a loan using the land as collateral, or (ii) sell part of our equity in the land for cash, for which no arrangements have been made to the date of this Annual Report on Form 10-K. We believe that we will be able to fund our operations for the next twelve months with our current cash on hand in combination with capital we anticipate receiving from time to time in form of (i) stockholder loans from our founders and executive officers Dr. Temnikov and Mr. Gurin, (ii) loans from AssetsTZ Holding LLC, (iii) leveraging of our Seasons Creek land.

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

Cash Flows

The following table presents a summary of net cash provided by (used in) our operating, investing and financing activities for the periods indicated:

	For the Years Ended December 31,
	2016 (Consolidated)	2015 (Consolidated)
Net cash provided by (used in)
Operating activities	$(458,070)	$341,201
Investing activities	(3,505)	(200)
Financing activities	649,200	(660,833)
Net increase (decrease) in cash and cash equivalents	$187,625	$(319,832)

Operating Activities. Operating activities used net cash of $458,070 and provided $341,201 during the years ended December 31, 2016 and 2015, respectively. The change in net operating cash flows primarily reflected increased operating expense, in particular increased compensation and interest paid on the debt obligations as well as costs for land development in amount of $110,692 and amortization of debt discount expense of $434,182, which were partially offset by receipt of two notes receivable with principal amount of $81,000 and $330,000 or aggregate amount of $411,000 during the year ended December 31, 2016 and a repayment of the three notes with principal amount of $200,000, $350,000, and $120,000, a bad debt collection on note receivable in amount of $179,197, and receipt of due from affiliate in amount of $392,456 which was partially offset by our gain on debt settlement with Marusya Pro LLC in amount of $249,167, our bad debt expense on three notes receivable in aggregate amount of $501,120, as well as cash used for operating expense, the purchase of land held for future development in amount of $211,336 and interest paid on debt obligations during the year ended December 31, 2015.

Investing Activities. Investing activities used $3,505 and $200 during the years ended December 31, 2016 and 2015, respectively. Investing activities used cash for payment of $3,505 for attorney and filing fees for our patent application during the year ended December 31, 2016 and purchase of a patent application from the Company’s founder in amount of $200 during the year ended December 31, 2015.

Financing Activities. Financing activities provided net cash of $649,200 and used $660,833 during the years ended December 31, 2016 and 2015, respectively. Financing activities provided the cash by receipt of $632,000 for notes payable from related parties, of which $210,000 was from the Company’s founder, Dr. Temnikov, $132,000 from the Company’s founder, Mr. Gurin, $10,000 from affiliated company, FVZ LLC, and $280,000 from affiliated company, Gurin Group LLC, of which $200,000 was repaid to Gurin Group LLC by the Company by assignment of notes receivable due to the Company with aggregate principal amount of $200,000 in non-cash transaction as well as they provided $18,000 by receipt of a note in amount of $18,000 from unrelated party, and $500,000 from investment to our subsidiary, Seasons Creek Development LLC, for 33% ownership structured in the form of 10 units of Class-B Preferred Share LLC Membership Interests, all of which was partially offset by repayment of $400,000 for note payable with original principal amount of $1,000,000 which was due by June 30, 2016, repayment of $18,000 note and repurchase of Series-X common stock in amount of $90,000 during the years ended December 31, 2016. During the years ended December 31, 2015 financing activities used cash for full repayment of a note payable to Marusya Pro LLC in amount of $750,833 and a partial repayment of note payable to Mr. Andrienko in amount of $10,000, which was partially offset by receipt of proceeds of $100,000 from the warrant purchase by AssetTZ LLC during the year ended December 31, 2015.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The disclosure under this item is not required to be reported by smaller reporting companies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

HELPFUL ALLIANCE COMPANY

INDEX TO FINANCIAL STATEMENTS

December 31, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:

Helpful Alliance Company

We have audited the accompanying consolidated balance sheets of Helpful Alliance Company and Subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly in all material respects, the financial position of Helpful Alliance Company and Subsidiaries as of December 31, 2016 and 2015 and the results of its operations and its cash flows for the two years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company reported a net loss attributable to the Company of $1,307,618 for the year ended December 31, 2016 and has a working capital deficit and an accumulated deficit of $1,301,632 and $2,309,366 respectively at December 31, 2016, respectively. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Liggett & Webb, P.A.

LIGGETT & WEBB, P.A.

Certified Public Accountants

Boynton Beach, Florida

February 24, 2017

HELPFUL ALLIANCE COMPANY

CONSOLIDATED BALANCE SHEETS

	December 31, 2016	December 31, 2015
ASSETS
CURRENT ASSETS:
Cash	$402,409	$214,784
Notes interest receivable	-	62,952
Notes interest receivable - related party, net	-	-
Notes receivable	-	530,000
Notes receivable - related party, net	-	-
Due from affiliate	-	507
Prepaid expenses and other current assets	2,650	3,884
Total Current Assets	405,059	812,127
OTHER ASSETS:
Equipment, net	1,843	2,123
Land held for development	322,028	211,336
Notes receivable	-	81,000
Security deposit on lease	2,602	-
Total Other Assets	326,743	302,804
TOTAL ASSETS	$731,532	$1,114,931
LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	$80,232	$49,959
Accrued expenses	73,664	15,819
Accrued interest payable	109,595	112,444
Customer deposit liability – related party	4,000	-
Cash overdraft	7,200	-
Note payable	600,000	-
Notes payable, related party	432,000	-
Convertible note payable	400,000	1,400,000
Total Current Liabilities	1,706,691	1,578,222
TOTAL LIABILITIES	1,706,691	1,578,222
COMMITMENTS AND CONTINGENCIES (NOTE 17)
STOCKHOLDERS’ DEFICIT:
Preferred stock ($0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding)	-	-
Common stock - series X, ($0.001 par value; 40,000,000 shares authorized; 6,606,250 and 8,206,250 shares issued and outstanding at December 31, 2016 and December 31, 2015, respectively)	6,606	8,206
Common stock, ($0.001 par value; 200,000,000 shares authorized; 2,100,000 and 2,100,000 shares issued and outstanding at December 31, 2016 and December 31, 2015, respectively)	2,100	2,100
Additional paid-in capital	1,285,594	528,151
Accumulated deficit	(2,309,366)	(1,001,748)
TOTAL Helpful Alliance Company STOCKHOLDERS’ DEFICIT	(1,015,066)	(463,291)
Non-controlling interest	39,907	-
TOTAL STOCKHOLDERS’ DEFICIT	(975,159)	(463,291)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$731,532	$1,114,931

The accompanying notes are an integral part of these financial statements.

HELPFUL ALLIANCE COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended
	December 31,
	2016	2015
REVENUES	$144,795	$202,338
OPERATING EXPENSES
Compensation	707,841	297,392
Professional fees	146,886	343,841
Interest expense	120,879	127,444
Bad debt expense	-	321,923
Amortization of debt discount	434,182	-
Other selling, general and administrative	80,984	76,697
TOTAL OPERATING EXPENSES	1,490,772	1,167,297
LOSS FROM OPERATIONS	(1,345,977)	(964,959)
OTHER (LOSS) INCOME
Gain on debt settlement	-	249,167
Other income	116	201
Impairment loss on patent	(11,850)	-
TOTAL OTHER (LOSS) INCOME	(11,734)	249,368
NET LOSS	(1,357,711)	(715,591)
NET LOSS - ATTRIBUTABLE TO NON-CONTROLLING INTEREST	(50,093)	-
NET LOSS - ATTRIBUTABLE TO THE COMPANY	$(1,307,618)	$(715,591)
NET LOSS PER COMMON SHARE
Basic and diluted	$(0.62)	$(0.31)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic and diluted	2,100,000	2,294,521

The accompanying notes are an integral part of these financial statements.

HELPFUL ALLIANCE COMPANY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the Years Ended December 31, 2016 and 2015

	Preferred Stock		Common Stock – Series X		Common Stock
	Number of		Number of		Number of		Additional Paid-in	Accumulated	Non- Controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Deficit
Balance at December 31, 2014(Restated)	-	$-	-	$-	$10,000,000	$10,000	$90,000	$(286,157)	$-	$(186,157)
Conversion common stock into Series-x Common	-	-	8,000,000	8,000	(8,000,000)	(8,000)	-	-	-	-
Settlement note payable	-	-	206,250	206	-	-	329,794	-	-	330,000
Purchase of patent	-	-	-	-	100,000	100	8,045	-	-	8,145
Warrant purchase	-	-	-	-	-	-	100,000	-	-	100,000
Stock option issuance	-	-	-	-	-	-	312	-	-	312
Net loss	-	-	-	-	-	-	-	(715,591)	-	(715,591)
Balance at December 31, 2015	-	-	8,206,250	8,206	2,100,000	2,100	528,151	(1,001,748)	-	(463,291)
Stock option issuance	-	-	-	-	-	-	1,661	-	-	1,661
Debt discount on warrant issued for extension of note payable	-	-	-	-	-	-	434,182	-	-	434,182
Series-X common stock repurchased and retired	-	-	(1,600,000)	(1,600)	-	-	(88,400)	-	-	(90,000)
Sale of Non-controlling interest in Seasons Creek Development	-	-	-	-	-	-	410,000	-	90,000	500,000
Net loss	-	-	-	-	-	-	-	(1,307,618)	(50,093)	(1,357,711)
Balance at December 31, 2016	-	$-	6,606,250	$6,606	2,100,000	$2,100	$1,285,594	$(2,309,366)	$39,907	$(975,159)

The accompanying notes are an integral part of these financial statements.

HELPFUL ALLIANCE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
	December 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,357,711)	$(715,591)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Gain on debt settlement	-	(249,167)
Depreciation	280	280
Bad debt expense	-	321,923
Stock option compensation	1,661	312
Amortization of debt discount	434,182	-
Impairment loss on patent	11,850	-
Changes in operating assets and liabilities:
Note interest receivable	62,952	(58,467)
Notes receivable	411,000	820,000
Due from affiliate	507	392,456
Prepaid expenses and other current assets	(1,368)	2,879
Accounts payable	30,273	37,036
Accrued expenses	57,845	3,824
Accrued interest payable	(2,849)	666
Land development cost	(110,692)	(211,336)
Customer deposit	4,000	(3,614)
Net cash (used in) provided by operating activities	(458,070)	341,201
CASH FLOWS FROM INVESTING ACTIVITIES
Payment for patent	(3,505)	(200)
Net cash used in investing activities	(3,505)	(200)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable – related party	632,000	-
Proceeds from note payable	18,000	-
Repayment of note payable	(418,000)	(760,833)
Cash overdraft	7,200	-
Repurchase of Series-X common stock	(90,000)	-
Warrant purchase	-	100,000
Proceeds from sale of non-controlling interest in Seasons Creek	500,000	-
Net cash provided by (used in) financing activities	649,200	(660,833)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	187,625	(319,832)
CASH - BEGINNING OF PERIOD	214,784	534,616
CASH - END OF PERIOD	$402,409	$214,784
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$123,727	$126,777
Income taxes	$-	$-
NON-CASH INVESTING AND FINANCING ACTIVITIES
Issuance of common stock for patents	$-	$8,145
Issuance of series x common stock for conversion of convertible note	$-	$330,000
Debt discount on note payable	$434,182	$-
Sale of notes receivable in satisfaction of notes payable	$200,000	$-

The accompanying notes are an integral part of these financial statements.

HELPFUL ALLIANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016 and 2015

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

As reflected in the accompanying consolidated financial statements, the Company had a net loss attributable to the Company of $1,307,618 and $715,591 for the years ended December 31, 2016 and 2015, respectively, an accumulated deficit of $2,309,366 and working capital deficit of $1,301,632 at December 31, 2016. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital, implement its business plan, and generate significant revenues. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Principles of consolidation

The accompanying consolidated financial statements include the accounts of Helpful Alliance Company Inc., its subsidiaries, Seasons Creek Development LLC, in which our ownership was diluted from 100% to 67% in November 2016 upon receipt of funds in aggregate amount of $500,000 and our wholly-owned subsidiaries, River City Park LLC, Washington Woods LLC and Alliance Business Park LLC and have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). All intercompany transactions and balances have been eliminated.

HELPFUL ALLIANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016 and 2015

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

Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the economic environment, which management believes to be reasonable under the circumstances. Management adjusts such estimates and assumptions when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ from those estimates. Significant estimates during the years ended December 31, 2016 and 2015 include valuation of warrant, valuation of land held for development, allowance for doubtful accounts and valuation of deferred taxes.

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

The carrying amounts reported in the balance sheets for cash, current notes receivable, accounts payable and accrued expenses, accrued interest payable and due to officer approximate their fair market value based on the short-term maturity of these instruments. Furthermore, non-current notes receivable amounts approximate their fair value since they carry market rates of interest. The Company did not have any non-financial assets or liabilities that are measured at fair value on a recurring basis as of December 31, 2016.

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

HELPFUL ALLIANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016 and 2015

Cash and cash equivalents

Cash and cash equivalents consist of cash and short-term highly liquid investments purchased with original maturities of three months or less. There were no cash equivalents at December 31, 2016 and December 31, 2015.

Note interest receivables

Note interest receivables are stated at their estimated net realizable value. The Company reviews its accounts to estimate losses resulting from the inability of its customers to make required payments. Any required allowance is based on specific analysis of past due accounts and also considers historical trends of write-offs. Past due status is based on how recently payments have been received from customers. An allowance was deemed necessary for two customers in the amount of $501,120 at December 31, 2015 of which the full amount of $501,120 was written off at December 31, 2016.

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

Equipment

Equipment is carried at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. The cost of repairs and maintenance is expensed as incurred; major replacements and improvements are capitalized. When assets are retired or disposed of, the cost and accumulated depreciation are removed, and any resulting gains or losses are included in the Consolidated Statement of Operations.

HELPFUL ALLIANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016 and 2015

Land held for development

Land held for development and costs attributable to the development activities which are held for future development where no significant development has been undertaken is stated at cost less impairment costs (if any). When land held for development is sold any resulting gains or losses are included in the Consolidated Statement of Operations. The Company acquired land held for future development in State of Virginia in December 2015 at historical cost of $211,336, which represents the purchase price. During the year ended December 31, 2016 the Company incurred costs attributable to the development activities in amount of $110,692, which were capitalized.

Patent costs

Patents are stated at cost and are being amortized on a straight-line basis over the estimated future periods to be benefited. Patents are recorded at the historical cost basis. The Company acquired a patent from an affiliated company in March 2015 valued at the historical cost basis, or $8,145, which represented the legal fees for filing the patent applications. During the years ended December 31, 2016 the Company incurred $3,505 in legal fees for patent application acquired in March 2015, and these costs were capitalized. In December 2016, the patent application was rejected and impairment loss on patent was recorded by the Company in amount of $11,850. The Company will begin amortizing the patent costs when the patent applications are approved, and therefore did not recognize any amortization expense for the years ended December 31, 2016 and 2015.

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

Investment in Unconsolidated Investee

The Company accounts for investments in affiliated Companies or in which the Company owns more than 20% of the investee, using the equity method in accordance with ASC Topic 323, Investments—Equity Method and Joint Ventures. Under the equity method, an investor initially records an investment in the stock of an investee at cost, and adjusts the carrying amount of the investment to recognize the investor's share of the earnings or losses of the investee after the date of acquisition. The amount of the adjustment is included in the determination of net income by the investor, and such amount reflects adjustments similar to those made in preparing consolidated statements including adjustments to eliminate intercompany gains and losses, and to amortize, if appropriate, any difference between investor cost and underlying equity in net assets of the investee at the date of investment. The investment of an investor is also adjusted to reflect the investor's share of changes in the investee's capital. Dividends received from an investee reduce the carrying amount of the investment. A series of operating losses of an investee or other factors may indicate that a decrease in value of the investment has occurred which is other than temporary and which should be recognized even though the decrease in value is in excess of what would otherwise be recognized by application of the equity method.

HELPFUL ALLIANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016 and 2015

Stock-based compensation

Stock-based compensation is accounted for based on the requirements of the Share-Based Payment Topic of ASC 718 which requires recognition in the financial statements of the cost of employee and director services received in exchange for an award of equity instruments over the period the employee or director is required to perform the services in exchange for the award (presumptively, the vesting period). The ASC also requires measurement of the cost of employee and director services received in exchange for an award based on the grant-date fair value of the award. Stock-based compensation is included in Compensation expense and totaled $1,661 and $312 for the years ended December 31, 2016 and 2015, respectively.

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

Interest Income: Revenue is earned on the interest-bearing notes based on the effective yield of the financial instrument. In the year ended December 31, 2016 and 2015, the Company had $20,581 and $166,666 revenues, respectively, generated from interest income. The Company records income from the settlement and sale of collateral from notes held into revenue when the note or collateral is sold and the cash proceeds are received. During the years ended December 31, 2016, the Company recognized $124,214 of proceeds from the foreclosure and sale of one note.

Construction: Revenues from the management of the construction, remodeling and sale of residential properties are recognized upon the sale of the properties. In the year ended December 31, 2016 and 2015, the Company had no revenues and $35,672, respectively, generated by construction activities.

Business Development: Revenues from sales of home kits are recognized when the sales are closed and home kits are delivered to the customer. In the year ended December 31, 2016 and 2015, the Company had no revenues generated by the sale of home kits.

Engineering consulting: Revenues from sales of engineering consulting services are earned when services are provided. In the year ended December 31, 2016 and 2015 the Company had no revenues generated by engineering consulting.

Segments

The Company follows the guidance of ASC 280-10 for “Disclosures about Segments of an Enterprise and Related Information.” During the years ended December 31, 2016 and 2015, the Company only operated in one segment.

HELPFUL ALLIANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016 and 2015

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

The Company follows the provisions of FASB ASC 740-10 “Uncertainty in Income Taxes” (ASC 740-10). Certain recognition thresholds must be met before a tax position is recognized in the financial statements. An entity may only recognize or continue to recognize tax positions that meet a “more-likely-than-not” threshold. As of December 31, 2016 and December 31, 2015, the Company does not believe it has any uncertain tax positions that would require either recognition or disclosure in the accompanying financial statements.

Advertising and promotion

Advertising and promotion is expensed as incurred and is included in other selling, general and administrative expense and totaled $25,649 and $4,774 for the year ended December 31, 2016 and 2015, respectively.

Research and development

Expenditures for research and product development costs are expensed as incurred and are included in other selling, general and administrative expense and totaled $2,262 and $5,969 for the year ended December 31, 2016 and 2015, respectively.

Basic and diluted earnings per share

Pursuant to ASC 260-10-45, basic earnings per common share is computed by dividing income (loss) available to common stockholders by the weighted average number of shares of common stock outstanding for the periods presented. Diluted income per share is computed by dividing net income (loss) by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. Diluted income (loss) per share reflects the potential dilution that could occur if securities were exercised or converted into common stock or other contracts to issue common stock resulting in the issuance of common stock that would then share in the Company’s income (loss) subject to anti-dilution limitations. Potentially dilutive common shares consist of common stock issuable for stock warrants, convertible debt, Series X - common stock, restricted stock options (using the treasury stock method). In periods where the Company has a net loss, all potentially dilutive securities are excluded from the computation of diluted shares outstanding as they would have had an anti-dilutive impact.

Net loss per share for each class of common stock is as follows:

	Year Ended December 31, 2016	Year Ended December 31, 2015

Net loss per common shares outstanding:
Basic Common stock	$(0.62)	$(0.31)
Weighted average shares outstanding:
Basic Common stock	2,100,000	2,294,521
Total weighted average shares outstanding	2,100,000	2,294,521

HELPFUL ALLIANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016 and 2015

The Company’s aggregate common stock equivalents at December 31, 2016 and December 31, 2015 included the following:

	December 31, 2016	December 31, 2015
Convertible notes	250,000	875,000
Warrants for common stock	2,625,000	2,000,000
Series X - common stock	6,606,250	8,206,250
Restricted stock options	1,432,000	1,432,000
Total	10,913,250	12,513,250

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

HELPFUL ALLIANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016 and 2015

In April 2016, the FASB issued ASU 2016–10 Revenue from Contract with Customers (Topic 606): identifying Performance Obligations and Licensing “. The amendments in this Update do not change the core principle of the guidance in Topic 606. Rather, the amendments in this Update clarify the following two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas. Topic 606 includes implementation guidance on (a) contracts with customers to transfer goods and services in exchange for consideration and (b) determining whether an entity’s promise to grant a license provides a customer with either a right to use the entity’s intellectual property (which is satisfied at a point in time) or a right to access the entity’s intellectual property (which is satisfied over time). The amendments in this Update are intended render more detailed implementation guidance with the expectation to reduce the degree of judgement necessary to comply with Topic 606. We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

Reclassification

Certain reclassifications have been made to the prior year’s data to conform to current year representation. These reclassifications had no effect on the net loss.

NOTE 3 – NOTES RECEIVABLE

Notes receivable consists of the following at December 31, 2016 and December 31, 2015:

	December 31, 2016	December 31, 2015

Loan agreement dated April 2013, with a principal amount of $81,000 was assigned to the Company in November 2013. The note accrued interest at an annual rate of 11.5%, payable monthly, and was scheduled to mature in April 2018. This loan was collateralized by a mortgage as well as 100% of the borrowing company’s common stock. As of December 31, 2016 and December 31, 2015 the amount of accrued interest was $0 and $777, respectively. In March 2016, the note was purchased and assigned to third-party buyer.	$-	$81,000

Loan agreements dated July, September, and October 2013, and May 2014, with an aggregate principal amount of $400,000 were assigned to the Company in February, March and July 2014. The notes accrued interest at an annual rate of 12.5%, payable quarterly, and were scheduled to mature in July 2016, December 2018, and May 2019. These notes have a 90-day written withdrawal clause and are collateralized by various automobiles. In June 2015 a principal amount of $200,000 was repaid. On September 30, 2016 a principal amount of remaining $200,000 was assigned to affiliated company in lieu of repayment of notes payable due to the affiliated company with principal amount of $200,000 in non-cash transaction (See Note 9). As of December 31, 2016 and December 31, 2015, the amount of accrued interest was $0 and $6,389, respectively.	-	200,000

Loan agreement dated May 2013, with a value of $420,000 but the remaining principal amount of $330,000 was assigned to the Company in November 2013. The note accrues interest at an annual rate of 12.0%, maturity date was May 2013, and the note has gone into default for non-payment of interest, therefore the interest rate has increased to 18% per the default provision in this note. In December 2014 a payment of accrued interest for $66,495 was received. This note is in default and the company filed for foreclosure in July 2015. The collateral for the loan is a real estate property located at 111 NE 43 St., Miami, FL 33015. The Company obtained a third-party appraisal in November 2015. The property was appraised at $900,000, which supports the carrying value of the note. A motion for summary judgment was filed by the foreclosure attorney in December 2015. As of December 31, 2015, the amount of accrued interest was $55,786. On March 31, 2016, we have entered into a Settlement Agreement pursuant to which second-mortgage holder agreed to pay us $510,000 in consideration of assignment of the rights, title and interest in the First Mortgage and this note. The said sum of $510,000 was released to the Company on May 16, 2016 and the Company recorded gain on settlement in amount of $124,214.	-	330,000
Total	-	611,000
Less Current Portion	-	(530,000)
Notes receivable, long term	$-	$81,000

HELPFUL ALLIANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016 and 2015

NOTE 4 – NOTES RECEIVABLE - RELATED PARTIES

Notes receivable with related parties consists of the following at December 31, 2016 and December 31, 2015:

	December 31, 2016	December 31, 2015

Loan agreement dated October 2013, with a principal amount of $100,000 was assigned to the Company in October 2013. The note accrues interest at an annual rate of 14.0%, payable quarterly, and matures in October 2015. An extension to this loan was made and extended the due date to December 31, 2016. The company has a right to early withdrawal with a 90-day notice prior to the withdrawal. As of December 31, 2016 and December 31, 2015, the amount of accrued interest was $17,529 and $17,529, respectively. This loan is in default for non-payment of interest payments, and a 100% allowance totaling $117,529 for bad debt has been recorded for both principal and accrued interest at December 31, 2015 of which the full amount of was written off at December 31, 2016.	$-	$100,000

Loan agreement dated September 2014, with an affiliated company, has a principal amount of $350,000. The note accrues interest at an annual rate of 5%, and matures in December 2015. An extension to this loan was made and extended the due date to December 31, 2016. All accrued interest is payable at maturity. As of December 31, 2016 and December 31, 2015 the amount of accrued interest was $23,349 and $23,349, respectively. This loan was deemed impaired, and a 100% allowance totaling $373,349 for bad debt has been recorded for both principal and accrued interest at December 31, 2015 of which the full amount of was written off at December 31, 2016.	-	350,000

Loan agreement dated July 2015, with an affiliated company, has a principal amount of $10,000. The note accrues interest at an annual rate of 5%, and matures in December 2015. An extension to this loan was made and extended the due date to December 31, 2016. All accrued interest is payable at maturity. As of December 31, 2016 and December 31, 2015 the amount of accrued interest was $242 and $242, respectively. This loan was deemed impaired, and a 100% allowance totaling $10,242 for bad debt has been recorded for both principal and accrued interest at December 31, 2015 of which the full amount of was written off at December 31, 2016.	-	10,000
Total	-	460,000
Less allowance for bad debt	-	(460,000)
Notes receivable - related party, net	$-	$-

Transactions involving related parties cannot be presumed to be carried out on an arm’s-length basis, as the requisite conditions of competitive, free-market dealings may not exist.

NOTE 5 –EQUIPMENT

Equipment consists of the following:

	Estimated Useful
	Lives in Years	December 31, 2016	December 31, 2015
Trailer	10	$2,800	$2,800
		2,800	2,800
Less total accumulated depreciation		(957)	(677)
Machinery and equipment, net		$1,843	$2,123

Depreciation expense for the years ended December 31, 2016 and 2015 amounted to $280 and $280, respectively.

HELPFUL ALLIANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016 and 2015

NOTE 6 – INVESTMENTS IN UNCONSOLIDATED INVESTEES

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

NOTE 7 – CONVERTIBLE NOTES PAYABLE

Convertible debt consists of the following at December 31, 2016 and December 31, 2015:

	December 31, 2016	December 31, 2015

Convertible note in the principal amount of $400,000 was issued in June 2014. The note accrues interest at an annual rate of 8.0%, payable annually, matures in June 2017, and is convertible into common stock at a conversion rate of $1.60 per share. Termination can occur prior to the maturity date for any reason with an early withdrawal notice one hundred days prior to the withdrawal date. If an early withdrawal does occur the principal loan amount shall be discounted by twenty percent. As of December 31, 2015, the amount of accrued interest was $32,444, which was paid in January 2016. As of December 31, 2016, the amount of accrued interest was $32,533. During the years ended December 31, 2016 and 2015, the Company made payments for interest totaling $32,444 and $16,445, respectively. On January 27, 2017, in accordance with executed Loan Amendment and Extension Agreement, an amendment to this loan was made increasing the annual rate from 8.0% to 10.0% payable quarterly. The extension also extends the due date of unpaid interest to March 15, 2017. The collateral for this loan under the Loan Amendment and Extension Agreement are Class-A Preferred Membership Interests of our subsidiary, Seasons Creek Development LLC, with conversion rate $50,000 per unit.	$400,000	$400,000

Convertible note in the principal amount of $1,000,000 was issued in March 2013. The note accrued interest at an annual rate of 8.0%, payable annually, matured on March 31, 2016, and was convertible into common stock at a conversion rate of $1.60 per share. As of December 31, 2015, the amount of accrued interest was $80,000, which was paid in January 2016. The full amount of principal and accrued interest was due and payable within 30 days from maturity date. During the years ended December 31, 2016 and 2015, the Company made payments for interest totaling $80,000 and $80,000, respectively. An extension to this loan was made extending the due date to June 30, 2016 (the first extension) and increasing the interest to an annual rate of 10% starting from April 1, 2016, payable at maturity. On April 29, 2016, the Company issued a warrant in consideration of the extension of the maturity date of this note and the note became a non-convertible note (see Note 16). On May 16, 2016 the Company repaid $400,000 and issued a restated and amended note for the remaining amount due of $600,000 as a non-convertible note (See Note 8). As of December 31, 2016, the amount of interest accrued from January 1, 2016 to May 16, 2016 on this loan is $32,548. The Company was in default for nonpayment of the interest at December 31, 2016. On January 27, 2017, in accordance with executed Loan Amendment and Extension Agreement, an extension to the payment of the accrued interest was made extending the due date to March 15, 2017 (the second extension).	-	1,000,000
Total	400,000	1,400,000
Less Current Portion	(400,000)	(1,400,000)
Convertible notes payable, long term	$-	$-

HELPFUL ALLIANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016 and 2015

NOTE 8 – NOTES PAYABLE

Non-convertible debt consists of the following at December 31, 2016, and December 31, 2015:

	December 31, 2016	December 31, 2015

Note in the principal amount of $600,000 was issued on May 16, 2016. The note accrues interest at an annual rate of 10.0%, payable quarterly, and matured on June 30, 2016. As of December 31, 2016, the amount of accrued interest was $37,644 and the note was in default for non-payment of principal and interest. On January 27 2017, in accordance with executed Loan Amendment and Extension Agreement, an extension to this loan was made extending the due date of principal and the accrued interest to June 30, 2017 (the second extension) (See Note 7). The extension also extends the due date of unpaid interest to March 15, 2017. The collateral for this loan under extension agreement are Class-A Preferred Membership Interests of our subsidiary, Seasons Creek Development LLC, with conversion rate $50,000 per unit.	600,000	-

Note in the principal amount of $18,000 was issued on October 18, 2016. The note accrued interest at an annual rate of 5.0%, payable at maturity, and matured on November 17, 2016. As of December 31, 2016, the amount of accrued interest was $0. The Company fully repaid the principal and interest in amount of $18,076 in December 2016.	-	-
Total	600,000	-
Less Current Portion	(600,000)	-
Non-convertible notes payable, long term	$-	$-

HELPFUL ALLIANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016 and 2015

NOTE 9 – NOTES PAYABLE - RELATED PARTIES

Notes payable with related parties consists of the following at December 31, 2016 and December 31, 2015:

	December 31, 2016	December 31, 2015

In February, April, and June, 2016, the Company received notes payable with an aggregate principal amount of $100,000 issued from an affiliated company. The notes accrued interest at an annual rate of 5.0%, payable quarterly, and were to mature on December 31, 2017. As of December 31, 2016 and December 31, 2015, the amount of accrued interest was $0 and $0, respectively. During the years ended December 31, 2016 and 2015, the Company made payments for interest totaling $2,118 and $0, respectively. On September 30, 2016, a principal amount of $100,000 was repaid by the Company by assignment of notes receivable due to the Company with principal amount of $100,000 in non-cash transaction (See Note 3).	$-	$-

On February 22, 2016, the Company received $10,000 for note payable issued from an affiliated company. The note accrues interest at an annual rate of 5.0%, payable quarterly, and matures on December 31, 2017. As of December 31, 2016 and December 31, 2015, the amount of accrued interest was $126 and $0, respectively. During the years ended December 31, 2016 and 2015, the Company made payments for interest totaling $304 and $0, respectively.	10,000	-

In February, March, April, May and June, 2016, the Company received an aggregate principal amount of $100,000 for notes payable issued from the Company’s founder. The notes accrue interest at an annual rate of 5.0%, payable quarterly, and mature on December 31, 2017. As of December 31, 2016 and December 31, 2015, the amount of accrued interest was $1,260 and $0, respectively. During the years ended December 31, 2016 and 2015, the Company made payments for interest totaling $2,191 and $0, respectively.	100,000	-

On June 30, 2016, the Company received $50,000 for note payable issued from the Company’s founder. The note accrues interest at an annual rate of 8.0%, payable quarterly, and matures on December 31, 2017. As of December 31, 2016 and December 31, 2015, the amount of accrued interest was $1,008 and $0, respectively. During the years ended December 31, 2016 and 2015, the Company made payments for interest totaling $1,019 and $0, respectively.	50,000	-

In July, 2016, the Company received an aggregate principal amount of $25,000 for notes payable issued from an affiliated company. The note accrues interest at an annual rate of 8.0%, payable quarterly, and matures on December 31, 2017. As of December 31, 2016 and December 31, 2015, the amount of accrued interest was $0 and $0, respectively. During the years ended December 31, 2016 and 2015, the Company made payments for interest totaling $444 and $0, respectively. On December 31, 2016, a principal amount of $25,000 was repaid by the Company by assignment of notes receivable due to the Company with principal amount of $25,000 in a non-cash transaction (See Note 3).	-	-

In July, 2016, the Company received an aggregate principal amount of $75,000 for note payable issued from the Company’s founder. The notes accrue interest at an annual rate of 8.0%, payable quarterly, and mature on December 31, 2017. As of December 31, 2016, and December 31, 2015, the amount of accrued interest was $1,512 and $0, respectively. During the years ended December 31, 2016 and 2015, the Company made payments for interest totaling $1,212 and $0, respectively.	75,000	-

In August, 2016, the Company received an aggregate principal amount of $52,000 for note payable issued from the Company’s founder. The note accrues interest at an annual rate of 12.5%, payable monthly, and matures on December 31, 2017. As of December 31, 2016, and December 31, 2015, the amount of accrued interest was $534 and $0, respectively. During the years ended December 31, 2016 and 2015, the Company made payments for interest totaling $2,114 and $0, respectively.	52,000	-

In August and September, 2016, the Company received an aggregate principal amount of $80,000 for notes payable issued from an affiliated company. The note accrues interest at an annual rate of 12.5%, payable quarterly, and matures on December 31, 2017. As of December 31, 2016, and December 31, 2015, the amount of accrued interest was $158 and $0, respectively. During the years ended December 31, 2016 and 2015, the Company made payments for interest totaling $1,146 and $0, respectively. On September 30, 2016 a principal amount of $75,000 was repaid by the Company by assignment of notes receivable due to the Company with principal amount of $75,000 in non-cash transaction (See Note 3).	5,000	-

In September, 2016, the Company received an aggregate principal amount of $50,000 for note payable issued from the Company’s founder. The notes accrue interest at an annual rate of 12.5%, payable quarterly, and mature on December 31, 2017. As of December 31, 2016, and December 31, 2015, the amount of accrued interest was $1,575 and $0, respectively. During the years ended December 31, 2016 and 2015, the Company made payments for interest totaling $205 and $0, respectively.	50,000	-

In October, 2016, the Company received an aggregate principal amount of $5,000 for note payable issued from the Company’s founder. The note accrues interest at an annual rate of 12.5%, payable quarterly, and matures on December 31, 2017. As of December 31, 2016, and December 31, 2015, the amount of accrued interest was $139 and $0, respectively. During the years ended December 31, 2016 and 2015, the Company did not make any payments for interest, respectively.	5,000	-

In November, 2016, the Company received an aggregate principal amount of $20,000 for notes payable issued from an affiliated company. The note accrues interest at an annual rate of 5.0%, payable quarterly, and matures on December 31, 2017. As of December 31, 2016, and December 31, 2015, the amount of accrued interest was $155 and $0, respectively. During the years ended December 31, 2016 and 2015, the Company did not make any payments for interest, respectively.	20,000	-

In November, 2016, the Company received an aggregate principal amount of $5,000 for note payable issued from the Company’s founder. The note accrues interest at an annual rate of 12%, payable quarterly, and matures on December 31, 2017. As of December 31, 2016, and December 31, 2015, the amount of accrued interest was $64 and $0, respectively. During the years ended December 31, 2016 and 2015, the Company did not make any payments for interest, respectively.	5,000	-

In November, 2016, the Company received an aggregate principal amount of $5,000 for note payable issued from the Company’s founder. The note accrues interest at an annual rate of 12%, payable quarterly, and matures on December 31, 2017. As of December 31, 2016, and December 31, 2015, the amount of accrued interest was $61 and $0, respectively. During the years ended December 31, 2016 and 2015, the Company did not make any payments for interest, respectively.	5,000	-

In December, 2016, the Company received an aggregate principal amount of $55,000 for notes payable issued from an affiliated company. The note accrues interest at an annual rate of 12.0%, payable quarterly, and matures on December 31, 2017. As of December 31, 2016, and December 31, 2015, the amount of accrued interest was $278 and $0, respectively. During the years ended December 31, 2016 and 2015, the Company did not make any payments for interest, respectively.	55,000	-
Total	432,000	-
Less Current Portion	432,000	-
Notes payable - related party, long term	$-	$-

HELPFUL ALLIANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016 and 2015

Transactions involving related parties cannot be presumed to be carried out on an arm’s-length basis, as the requisite conditions of competitive, free-market dealings may not exist.

NOTE 10 –ACCRUED EXPENSES

At December 31, 2016 and December 31, 2015, accrued expenses consisted of the following:

	December 31, 2016	December 31, 2015
Accrued payroll	$11,326	$5,200
Payroll taxes payable	62,338	8,300
Accrued property taxes	-	2,319
Total	$73,664	$15,819

NOTE 11 – DUE FROM AFFILIATES

At December 31, 2016 and December 31, 2015, Due from Affiliates, which are in the form of a receivable, have no formal terms and are payable on demand, consisted of the following:

	December 31, 2016	December 31, 2015
Officer	$-	$507
Total	$-	$507

Transactions involving related parties cannot be presumed to be carried out on an arm’s-length basis, as the requisite conditions of competitive, free-market dealings may not exist.

NOTE 12 – RELATED PARTY TRANSACTIONS

Due from affiliates

Loan agreement dated October 2013, with a principal amount of $100,000 was assigned to the Company in October 2013. The note accrues interest at an annual rate of 14.0%, payable quarterly, and matures in October 2015. An extension to this loan was made and extended the due date to December 31, 2016. The company has a right to early withdrawal with a 90-day notice prior to the withdrawal. As of December 31, 2016, and December 31, 2015, the amount of accrued interest was $0 and $17,529, respectively. This loan is in default for non-payment of interest, and a 100% allowance totaling $117,529 for bad debt has been recorded for both principal and accrued interest at December 31, 2015 of which the full amount of was written off at December 31, 2016 (see Note 4).

Loan agreement dated September 2014, with an affiliated company, has a principal amount of $350,000. The note accrues interest at an annual rate of 5%, and matures in December 2015. An extension to this loan was made and extended the due date to December 31, 2016. All accrued interest is payable at maturity. As of December 31, 2016, and December 31, 2015, the amount of accrued interest was $0 and $23,349, respectively (see Note 5). This loan was deemed impaired, and a 100% allowance totaling $373,349 for bad debt has been recorded for both principal and accrued interest at December 31, 2015 of which the full amount of was written off at December 31, 2016 (see Note 4).

Loan agreement dated July 2015, with an affiliated company, has a principal amount of $10,000. The note accrues interest at an annual rate of 5%, and matures in December 2015. An extension to this loan was made and extended the due date to December 31, 2016. All accrued interest is payable at maturity. As of December 31, 2016, and December 31, 2015, the amount of accrued interest was $0 and $242, respectively (see Note 5). This loan was deemed impaired, and a 100% allowance totaling $10,242 for bad debt has been recorded for both principal and accrued interest at December 31, 2015 of which the full amount of was written off at December 31, 2016 (see Note 4).

As of December 31, 2016, and December 31, 2015, the Company had receivables from its related parties, $0 and $507, respectively, for payments made on behalf of those related parties and has been included in Due from affiliate on the accompanying consolidated balance sheets (see Note 11).

HELPFUL ALLIANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016 and 2015

Due to affiliates

In February, April, and June, 2016, the Company received notes payable with an aggregate principal amount of $100,000 issued from an affiliated company. The notes accrued interest at an annual rate of 5.0%, payable quarterly, and were to mature on December 31, 2017. As of December 31, 2016, and December 31, 2015, the amount of accrued interest was $1,260 and $0, respectively. During the years ended December 31, 2016 and 2015, the Company made payments for interest totaling $2,118 and $0, respectively. On September 30, 2016 a principal amount of $100,000 was repaid by the Company by assignment of notes receivable due to the Company with principal amount of $100,000 in non-cash transaction (see Note 3 and Note 9).

On February 22, 2016, the Company received $10,000 for note payable issued from an affiliated company. The note accrues interest at an annual rate of 5.0%, payable quarterly, and matures on December 31, 2017. As of December 31, 2016, and December 31, 2015, the amount of accrued interest was $126 and $0, respectively. During the years ended December 31, 2016 and 2015, the Company made payments for interest totaling $304 and $0, respectively (see Note 9).

In February, March, April, May and June, 2016, the Company received an aggregate principal amount of $100,000 for notes payable issued from the Company’s founder. The notes accrue interest at an annual rate of 5.0%, payable quarterly, and mature on December 31, 2017. As of December 31, 2016, and December 31, 2015, the amount of accrued interest was $1,260 and $0, respectively. During the years ended December 31, 2016 and 2015, the Company made payments for interest totaling $2,191 and $0, respectively (see Note 9).

On June 30, 2016, the Company received $50,000 for note payable issued from the Company’s founder. The note accrues interest at an annual rate of 8.0%, payable quarterly, and matures on December 31, 2017. As of December 31, 2016, and December 31, 2015, the amount of accrued interest was $1,008 and $0, respectively. During the years ended December 31, 2016 and 2015, the Company made payments for interest totaling $1,019 and $0, respectively (see Note 9).

In July, 2016, the Company received an aggregate principal amount of $25,000 for notes payable issued from an affiliated company. The note accrues interest at an annual rate of 8.0%, payable quarterly, and matures on December 31, 2017. As of December 31, 2016, and December 31, 2015, the amount of accrued interest was $ 0 and $0, respectively. During the years ended December 31, 2016, and 2015, the Company made payments for interest totaling $444 and $0, respectively. On December 31, 2016, a principal amount of $25,000 was repaid by the Company by assignment of notes receivable due to the Company with principal amount of $25,000 in a non-cash transaction (see Note 3 and Note 9).

In July, 2016, the Company received an aggregate principal amount of $75,000 for note payable issued from the Company’s founder. The notes accrue interest at an annual rate of 8.0%, payable quarterly, and mature on December 31, 2017. As of December 31, 2016, and December 31, 2015, the amount of accrued interest was $1,512 and $0, respectively. During the years ended December 31, 2016 and 2015, the Company made payments for interest totaling $1,212 and $0, respectively (see Note 9).

In August, 2016, the Company received an aggregate principal amount of $52,000 for note payable issued from the Company’s founder. The note accrues interest at an annual rate of 12.5%, payable monthly, and matures on December 31, 2017. As of December 31, 2016, and December 31, 2015, the amount of accrued interest was $534 and $0, respectively. During the years ended December 31, 2016 and 2015, the Company made payments for interest totaling $2,114 and $0, respectively (see Note 9).

HELPFUL ALLIANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016 and 2015

In August and September, 2016, the Company received an aggregate principal amount of $80,000 for notes payable issued from an affiliated company. The note accrues interest at an annual rate of 12.5%, payable quarterly, and matures on December 31, 2017. As of December 31, 2016, and December 31, 2015, the amount of accrued interest was $158 and $0, respectively. During the years ended December 31, 2016 and 2015, the Company made payments for interest totaling $1,146 and $0, respectively. On September 30, 2016, a principal amount of $75,000 was repaid by the Company by assignment of notes receivable due to the Company with principal amount of $75,000 in non-cash transaction (see Note 3 and Note 9).

In September, 2016, the Company received an aggregate principal amount of $50,000 for note payable issued from the Company’s founder. The notes accrue interest at an annual rate of 12.5%, payable quarterly, and mature on December 31, 2017. As of December 31, 2016, and December 31, 2015, the amount of accrued interest was $1,575 and $0, respectively. During the years ended December 31, 2016 and 2015, the Company made payments for interest totaling $205 and $0, respectively (see Note 9).

In October, 2016, the Company received an aggregate principal amount of $5,000 for note payable issued from the Company’s founder. The note accrues interest at an annual rate of 12.5%, payable quarterly, and matures on December 31, 2017. As of December 31, 2016, and December 31, 2015, the amount of accrued interest was $139 and $0, respectively. During the years ended December 31, 2016 and 2015, the Company did not make any payments for interest, respectively (See Note 9).

In November, 2016, the Company received an aggregate principal amount of $20,000 for notes payable issued from an affiliated company. The note accrues interest at an annual rate of 5.0%, payable quarterly, and matures on December 31, 2017. As of December 31, 2016, and December 31, 2015, the amount of accrued interest was $155 and $0, respectively. During the years ended December 31, 2016 and 2015, the Company did not make any payments for interest, respectively (see Note 9).

In November, 2016, the Company received an aggregate principal amount of $5,000 for note payable issued from the Company’s founder. The note accrues interest at an annual rate of 12%, payable quarterly, and matures on December 31, 2017. As of December 31, 2016, and December 31, 2015, the amount of accrued interest was $61 and $0, respectively. During the years ended December 31, 2016 and 2015, the Company did not make any payments for interest, respectively (see Note 9).

In December, 2016, the Company received an aggregate principal amount of $55,000 for notes payable issued from an affiliated company. The note accrues interest at an annual rate of 12.0%, payable quarterly, and matures on December 31, 2017. As of December 31, 2016, and December 31, 2015, the amount of accrued interest was $278 and $0, respectively. During the years ended December 31, 2016 and 2015, the Company did not make any payments for interest, respectively (see Note 9).

On June 30, 2016 one of the Founders of the Company, FVZ LLC, Florida Limited Liability Company declared a desire to exit the beneficial ownership of the Series-X shares of Common Stock due to unexpected health matters and the Company granted the Founder the right to Exit. As an Exit consideration, the Company agreed to repurchase 1,600,000 Series-X Shares from the Founder at the price of $0.05625 per Share or total aggregate purchase price of $90,000 with the right to deduct $34,826 for reimbursement of attorney fees paid by the Company in regard to Thriving Investments LLC vs. FVZ LLC and Helpful Capital Group LLC related to the $330,000 note secured by mortgage located at 111 NE 43 St., Miami, FL 33015. The Founder maintains its 400,296 Common Stock shares in the Company. On July 1, 2016, the Company paid FVZ LLC $55,174 (see Note 16). On June 30, 2016 the Company retired the 1,600,000 Series X shares of Common Stock.

On December 9, 2016, the Company received a deposit for custom home plan design in amount of $4,000 from an affiliated company.

HELPFUL ALLIANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016 and 2015

Transactions involving related parties cannot be presumed to be carried out on an arm’s-length basis, as the requisite conditions of competitive, free-market dealings may not exist.

NOTE 13 – CONCENTRATIONS

Concentration of credit risk

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. The Company has not experienced any losses in such accounts through December 31, 2016. There was $152,409 and $0 excess of FDIC insured levels as of December 31, 2016, and December 31, 2015, respectively.

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

Customers

Two customers accounted for 10% or more of the Company’s revenue, totaling 98.9%, and three customers accounted for 10% or more of the Company’s revenue, totaling 65.2%, during the years ended December 31, 2016 and 2015, respectively.

	Year Ended December 31, 2016	Year Ended December 31, 2015
Customer 1	85.8%	29.4%
Customer 2	13.1%	18.1%
Customer 3	-	17.7%
	98.9%	65.2%

Suppliers

No supplier accounted for 10% or more of the Company’s purchase during the years ended December 31, 2016 and 2015, respectively.

HELPFUL ALLIANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016 and 2015

NOTE 14 – INCOME TAXES

The Company maintains deferred tax assets and liabilities that reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The deferred tax assets at December 31, 2016 and 2015 consist of net operating loss carry-forwards. The net deferred tax asset has been fully offset by a valuation allowance because of the uncertainty of the attainment of future taxable income. The items accounting for the difference between income taxes at the effective statutory rate and the provision for income taxes for the years ended December 31, 2016 and 2015 were as follows:

	Years Ended December 31,
	2016	2015
Income tax benefit at U.S. statutory rate of 34%	(34.00)%	(34.00)%
Income tax benefit - State	(3.63)%	(3.63)%
Non-deductible expenses	22.75%	4.48%
Change in valuation allowance	14.88%	33.15%
Total provision for income tax	-	-

The Company’s approximate net deferred tax asset as of December 31, 2016, and 2015 was as follows:

	December 31, 2016	December 31, 2015
Deferred Tax Asset:
Provision for doubtful account	$-	$188,572
Net operating loss carry-forward	312,305	110,241
Valuation allowance	(312,305)	(298,813)
Net deferred tax asset	$—	$—

The net operating loss was approximately $1,319,000 at December 31, 2016. The Company provided a valuation allowance equal to the deferred income tax asset for the years ended December 31, 2016 and 2015 because it was not known whether future taxable income will be sufficient to utilize the loss carry-forward. The increase in the allowance was approximately $46,485 in fiscal year 2016 and $158,600 in fiscal year 2015. The potential tax benefit arising from the loss carry-forward will expire throughout the periods ending in 2036.

Additionally, the future utilization of the net operating loss carry-forward to offset future taxable income may be subject to an annual limitation as a result of ownership changes that could occur in the future. If necessary, the deferred tax assets will be reduced by any carry-forward that expires prior to utilization as a result of such limitations, with a corresponding reduction of the valuation allowance.

The Company does not have any uncertain tax positions or events leading to uncertainty in a tax position. The Company’s 2012, 2013, 2014, 2015 and 2016 Corporate Income Tax Returns are subject to Internal Revenue Service examination.

NOTE 15 – NON-CONTROLLING INTEREST

On October 19, 2016, our subsidiary, Seasons Creek Development LLC issued 33% ownership structured in the form of 10 units of Class-B Preferred Share LLC Membership Interests bearing 14.0% annual yield and the right for Class-B Preferred Profit Share of 30%. Both, the Class-B Preferred Yield and the Class-B Preferred Profit Share are payable to Class-B LLC Member upon completion of the Seasons Creek project or as declared by our Board of Directors for $50,000 per unit or aggregate $500,000 for 10 units. In November 2016, as a result from this sale, upon receipt of funds in aggregate amount of $500,000 our ownership in Seasons Creek Development LLC was diluted from 100% to 67% and structured in the form of 20 Units of Class-A Preferred Share LLC Membership Interests bearing 14.0% annual yield and Class-A Preferred Profit Share of 30%, both payable to us upon completion of the Seasons Creek project or as declared by our Board of Directors and 1 Unit Common Share LLC Membership Interests. The sale of the non-controlling interest was accounted for under ASC 810-10-45, which requires the Company to account for proceeds in excess of the carrying amount as an adjustment to additional paid-in capital. The Company recorded $410,000 increase in Additional Paid-in Capital. Furthermore, upon completion of this sale, we have entered the Amended and Restated Exclusive Construction Management Agreement with new member of Seasons Creek Development LLC entitling us to approximately $1.75 million in construction management fees payable to us upon completion of the Seasons Creek project. As of December 31, 2016, our consolidated balance sheets reflected total non-controlling interests of 39,907 which represent the equity portion of our subsidiary held by non-controlling investor in Seasons Creek Development LLC.

HELPFUL ALLIANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016 and 2015

note 16 – STOCKHOLDERs’ EQUITY (DEFICIT)

On July 1, 2014 the Company amended the Articles of Incorporation to decrease the total authorized shares from 2.5 billion to 250 million and increased the par value from $0.0001 to $0.001. The amended authorized shares consist of 10,000,000 preferred shares, 40,000,000 Series-X common shares and 200,000,000 common shares.

Preferred Stock

The Company is authorized to issue 10,000,000 shares of its $0.001 par value preferred stock in one or more series with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. As of December 31, 2016, and December 31, 2015, no preferred shares were issued and outstanding.

Series-X Common Stock

The Company is authorized to issue 40,000,000 shares of its $0.001 par value Series-X common stock. The shares of Series-X common stock have no voting rights, no dividend rights, no liquidation rights, and no registration rights. Each one share of Series-X common stock may be converted into one share of fully paid Common stock, from time to time, as permitted by the Company’s Board of Directors. As of December 31, 2016, and December 31, 2015, 6,606,250 and 8,206,250 shares of Series-X common stock were issued and outstanding, respectively.

On March 31, 2015 the Company issued 206,250 Series-X common shares to a note-holder for the conversion of his $330,000 note. This stock can be converted to common stock as follows:

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

Or earlier, if the Company engages in a transaction (1) resulting in its stockholders having the right to exchange their shares for cash or other securities or (2) involving a consolidation, merger or other change in the majority of our board of directors or management team in which the company is the surviving entity.

HELPFUL ALLIANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016 and 2015

On June 30, 2016 one of the Founders of the Company, FVZ LLC, Florida Limited Liability Company declared a desire to exit the beneficial ownership of the Series-X shares of Common Stock due to unexpected health matters and the Company granted the Founder the right to Exit (see Note 15). As an Exit consideration, the Company agreed to repurchase 1,600,000 Series-X Shares from the Founder at the price of $0.05625 per Share or total aggregate purchase price of $90,000 with the right to deduct $34,826 for reimbursement of attorney fees paid by the Company in regard to Thriving Investments LLC vs. FVZ LLC and Helpful Capital Group LLC related to the $330,000 note secured by mortgage located at 111 NE 43 St., Miami, FL 33015. The Founder maintains its 400,296 Common Stock shares in the Company. On July 1, 2016, the Company paid FVZ LLC $55,174 (see Note 12). On June 30, 2016 the Company retired the 1,600,000 Series X shares of Common Stock.

Common Stock

The Company is authorized to issue 200,000,000 shares of its $0.001 par value common stock. As of December 31, 2016, and December 31, 2015, 2,100,000 shares of common stock were issued and outstanding, respectively.

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

On April 29, 2016, the Company issued a warrant in consideration of the extension of the maturity date of convertible note payable with principal amount of $1,000,000 to June 30, 2016, to purchase up to an aggregate of 625,000 shares of Common stock of the Corporation, at an exercise price of $1.60 per share of Common Stock, exercisable in full or in part at any time vesting from January 1, 2018 and expiring on December 31, 2028. As long as the investor owns 5% of the outstanding shares of voting stock in the company, he is eligible to nominate a representative to the Company’s Board of Directors. This agreement also contains registration rights. This warrant was valued using the Black-Scholes model using a volatility of 87.85% (derived using the average volatility of three similar public companies), an expected term of 1.7 years and a discount rate of 0.77%. The fair value of the warrant of $434,182 was treated as a debt discount on the note payable. The debt discount was amortized over the life of the note, which was due on June 30, 2016 and amortization of debt discount expense of $434,182 was recorded for the year ended December 31, 2016.

HELPFUL ALLIANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016 and 2015

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

Number of Shares of Restricted Stock	Vesting Event

43,200 Restricted Series X common shares	Date on which the Company’s common stock is registered by the U.S. Securities and Exchange Commission (the “SEC”) as evidenced by the Notice of Effectiveness issued by the SEC in response to filing by the Company of a registration statement for its securities.

86,400 Restricted Series X common shares	When the closing price of the Company’s common stock trading on public over the counter market exceeds $5.00 per share for any 20 trading days within a 30-trading day period.

Additional 86,400 Restricted Series X common shares	When the closing price of the Company’s common stock trading on public over the counter market exceeds $7.00 per share for any 20 trading days within a 30-trading day period.

108,000 Restricted Series X common shares	When the closing price of the Company’s common stock trading on public over the counter market exceeds $10.00 per share for any 20 trading days within a 30-trading day period.

Additional 108,000 Restricted Series X common shares	When the closing price of the Company’s common stock trading on public over the counter market exceeds $12.00 per share for any 20 trading days within a 30-trading day period, or earlier, if the Company engages in a transaction (1) resulting in our stockholders having the right to exchange their shares for cash or other securities or (2) involving a consolidation, merger or other change in the majority of board of directors in which the company is the surviving entity.

This stock option was valued using the Black-Scholes model using a volatility of 73.12% (derived using the average volatility of three similar public companies), an expected term of 4.7 years and a discount rate of 1.33%. The value of the stock option, $551 will be recognized as expense over the period required to meet the performance criteria which is estimated to be approximately five years.

In December 2015, three employees and the Company’s counsel were each granted 250,000 options to purchase restricted shares of the Company’s Series-X Common Stock options or an aggregate amount of 1 million restricted shares. The option shall be valid for as long as the Optionee remains rendering services to or otherwise engaged with the Company, and expires on December 31, 2021.

HELPFUL ALLIANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016 and 2015

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

This stock option was valued using the Black-Scholes model using a volatility of 73.12% (derived using the average volatility of three similar public companies), an expected term of 6.1 years and a discount rate of 1.59%. The value of the stock option for each of the three employees and the Company’s counsel, $2,478, will be recognized as expense over the period required to meet the performance criteria which is estimated to be approximately six years.

Stock compensation expense of aggregate $1,661, and $321 was recorded for the year ended December 31, 2016 and 2015, respectively.

A summary of option activity under the Company’s stock plan for the year ended December 31, 2016 and 2015 is presented below:

Option Activity	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2014	-	$-	-	$-
Granted	1,432,000	$0.11
Exercised	-	$-
Forfeited or Expired	-	$-
Outstanding at December 31, 2015	1,432,000	$0.11	5.4 years	-
Granted	-	$-
Exercised	-	$-
Forfeited or Expired	-	$-
Outstanding at December 31, 2016	1,432,000	$0.11	4.4 years	$-
Exercisable at December 31, 2016	543,200	$0.11	4.4 years	$-

The aggregate intrinsic value in the table above is before applicable income taxes and represents the excess amount over the exercise price optionees would have received if all options had been exercised on the last business day of the period indicated.

A summary of the Company’s non-vested options for the year ended December 31, 2016 is presented below:

Non-vested Options	Shares	Weighted Average Grant-Date Fair Value
Non-vested at December 31, 2015	1,432,000	$0.01
Granted	-	-
Vested	(543,200)	0.01
Forfeited	-	-
Non-vested at December 31, 2016	888,800	$0.01

HELPFUL ALLIANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016 and 2015

The weighted average grant-date fair value of stock options granted during fiscal years 2016 and 2015 were $0 and $14,320, respectively. The total grant-date fair values of stock options that vested during fiscal years 2016 and 2015 were $5,432 and $0, respectively.

NOTE 17 – COMMITMENTS AND CONTINGENCIES

On July 1, 2015 the Company executed an assignment of the sublease for the offices at Deerfield Beach, FL, to a non-affiliated company. The rent is $1,778 per month. The term of the assigned lease is from the date of the assignment to October, 2016. No security deposit or prepaid rent was required.

On November 1, 2016, the Company executed a lease for the offices at Deerfield Beach, FL, from a non-affiliated company. The rent is $2,602 per month. The term of the lease is two years from November 1, 2016 to October, 2018. A security deposit in amount $2,602 was required.

Office lease expense was $22,985 and $19,947 for the year ended December 31, 2016 and 2015, respectively.

	Total	1 year	1-3 years	3-5 years	5+ years

Office lease	$57,244	$31,224	$26,020	$-	$-

HELPFUL ALLIANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016 and 2015

NOTE 18 – SUBSEQUENT EVENTS

On January 12, 2017, the Company received a principal amount of $5,000 for note payable issued from the affiliated company. The note accrues interest at an annual rate of 12%, payable quarterly, and matures on December 31, 2017.

On January 23, 24, and 30, 2017, the Company received an aggregate principal amount of $10,000 for note payable issued from the affiliated company. The note accrues interest at an annual rate of 12%, payable quarterly, and matures on December 31, 2017.

On January 25, 2017, the Company received an aggregate principal amount of $75,000 for note payable issued from the Company’s founder. The note accrues interest at an annual rate of 12%, payable quarterly, and matures on December 31, 2017.

On January 27, 2017, in accordance with executed Loan Amendment and Extension Agreement, an amendment was made to the convertible note in amount of $400,000 and an extension and an amendment were made to the non-convertible note in amount of $600,000. From the effective date of the Agreement the aggregate principal amount of $1,000,000 for the two notes will have new maturity date of June 30, 2017 and will bear an annual interest rate of 10.0% payable quarterly within 30 days (See Note 7 and Note 8). The extension also extends the due date of interest accrued on these notes at December 31, 2016 in aggregate amount of $102,725 to March 15, 2017. The new collateral for the aggregate principal amount of $1,000,000 under these notes are Class-A Preferred Membership Interests of our subsidiary, Seasons Creek Development LLC, with conversion rate $50,000 per unit.

On January 30, 2017, the Company received a principal amount of $5,000 for note payable issued from the affiliated company. The note accrues interest at an annual rate of 12%, payable quarterly, and matures on December 31, 2017.

On January 30, 2017, Seasons Creek Development LLC acquired 1,100 Class A Preferred LLC Membership Interests in 5210 W Shore Drive LLC, a Virginia limited liability company for $110,000, which were used to purchase an individual building lot located at 5210 West Shore Road, Midlothian, Virginia 23112. On January 30, 2017, Season Creek paid $110,111 cash to Bay Title Real Estate Trust Account – an escrow account operated by Bay Title LLC, the closing agent for this transaction. On February 6, 2017, 5210 W Shore Drive LLC issued 1,100 Class A Preferred LLC Membership Interests to Seasons Creek Development LLC. The closing for the purchase of lot was held on January 31, 2017. The lot was purchased from a non-affiliated seller. The 1,100 Class A Preferred LLC Membership Interests bear 14.0% Class A Preferred annual yield and are redeemable at any time. As of the date of this report, Seasons Creek Development LLC owns 97.5% of the outstanding equity securities of 5210 W Shore Drive LLC. The remaining 2.5% are owned jointly by Gurin Group LLC, which is operated by our officer and director, Mr. Sergey Gurin, Ms. Tatyana Gurina, daughter of our officer and director Mr. Sergey Gurin, and by Ms. Ganna Mikheleva, one of our employees. We are planning to use this lot to build and sell a 4,000 square feet single-family home to 5210 W Shore Drive LLC in 2017 at current market value. In alternative, 5210 W Shore Drive LLC has the right to elect redeeming the Class A Preferred Shares, at which time and date the Class A Preferred yield becomes due and payable.

On January 31, 2017, the Company received an aggregate principal amount of $15,000 for note payable issued from the affiliated company. The note accrues interest at an annual rate of 12%, payable quarterly, and matures on December 31, 2017.

On February 7, 2017, the Company received an aggregate principal amount of $15,000 for note payable issued from the Company’s founder. The note accrues interest at an annual rate of 12%, payable quarterly, and matures on December 31, 2017.

On February 16, 2017, the Company received an aggregate principal amount of $50,000 for note payable issued from the affiliated company. The note accrues interest at an annual rate of 12%, payable quarterly, and matures on December 31, 2017.

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes and disagreements on accounting and financial disclosures with Liggett and Webb, PA, CPAs, Company’s independent accountants, during the audit of our consolidated financial statements for the years ended December 31, 2016 and 2015.

ITEM 9A. CONTROLS AND PROCEEDURES

Evaluation of Disclosure Controls and Procedures

Management, under the supervision and with the participation of our principal executive officer and the principal financial officer, has evaluated the design and effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered in this Annual Report. Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of December 31, 2016 due to the material weaknesses identified below.

Management’s Annual Report on Internal Control Over Financial Reporting.

As of December 31, 2016, management assessed the effectiveness of our internal control over financial reporting. The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the Company’s Chief Executive Officer (principal executive officer) and Chief Financial Officer (chief financial and accounting officer) and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP in the United States of America and includes those policies and procedures that:

● Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and dispositions of our assets;

● Provide reasonable assurance our transactions are recorded as necessary to permit preparation of our financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

● Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statement.

In evaluating the effectiveness of our internal control over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (2013). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, during the period covered by this report, such internal controls and procedures were not effective.

This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls over financial reporting and disclosre controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (i) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (ii) inadequate segregation of duties consistent with control objectives; and (iii) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our management in connection with the review of our financial statements as of December 31, 2016.

Management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

Our management has begun evaluating remedies to reduce these deficiencies. However, we will not be able to implement any remedial measures, such as appointing independent members on our board of directors, until we have sufficient funds to do so.

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the fourth quarter of the fiscal year ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

SUBSEQUENT EVENTS

On January 12, 2017, the Company received a principal amount of $5,000 for note payable issued from the affiliated company.   The note accrues interest at an annual rate of 12%, payable quarterly, and matures on December 31, 2017.

On January 19, 2017, Seasons Creek Development LLC submitted a Major Change to the Preliminary Plat. This submission requests municipal approval of the changes that we propose to the project’s plans. We anticipate that, if approved, these changes will add to the overall efficiency and profitability of the project.

On January 23, 24, and 30, 2017, the Company received an aggregate principal amount of $10,000 for note payable issued from the affiliated company. The note accrues interest at an annual rate of 12%, payable quarterly, and matures on December 31, 2017.

On January 25, 2017, the Company received an aggregate principal amount of $75,000 for note payable issued from the Company’s founder. The note accrues interest at an annual rate of 12%, payable quarterly, and matures on December 31, 2017.

On January 27, 2017, in accordance with executed Loan Amendment and Extension Agreement, an amendment was made to the convertible note in amount of $400,000 and an extension and an amendment were made to the non-convertible note in amount of $600,000. From the effective date of the Agreement the aggregate principal amount of $1,000,000 for the two notes will have new maturity date of June 30, 2017 and will bear an annual interest rate of 10.0% payable quarterly within 30 days (See Note 7 and Note 8). The extension also extends the due date of interest accrued on these notes at December 31, 2016 in aggregate amount of $102,725 to March 15, 2017. The new collateral for the aggregate principal amount of $1,000,000 under these notes are Class-A Preferred Membership Interests of our subsidiary, Seasons Creek Development LLC, with conversion rate $50,000 per unit.

On January 30, 2017, the Company received a principal amount of $5,000 for note payable issued from the affiliated company. The note accrues interest at an annual rate of 12%, payable quarterly, and matures on December 31, 2017.

On January 30, 2017, Seasons Creek Development LLC acquired 1,100 Class A Preferred LLC Membership Interests in 5210 W Shore Drive LLC, a Virginia limited liability company for $110,000, which were used to purchase an individual building lot located at 5210 West Shore Road, Midlothian, Virginia 23112. On January 30, 2017, Season Creek paid $110,111 cash to Bay Title Real Estate Trust Account – an escrow account operated by Bay Title LLC, the closing agent for this transaction. On February 6, 2017, 5210 W Shore Drive LLC issued 1,100 Class A Preferred LLC Membership Interests to Seasons Creek Development LLC. The closing for the purchase of lot was held on January 31, 2017. The lot was purchased from a non-affiliated seller. The 1,100 Class A Preferred LLC Membership Interests bear 14.0% Class A Preferred annual yield and are redeemable at any time. As of the date of this report, Seasons Creek Development LLC owns 97.5% of the outstanding equity securities of 5210 W Shore Drive LLC. The remaining 2.5% are owned jointly by Gurin Group LLC, which is operated by our officer and director, Mr. Sergey Gurin, Ms. Tatyana Gurina, daughter of our officer and director Mr. Sergey Gurin, and by Ms. Ganna Mikheleva, one of our employees. We are planning to use this lot to build and sell a 4,000 square feet single-family home to 5210 W Shore Drive LLC in 2017 at current market value. In alternative, 5210 W Shore Drive LLC has the right to elect redeeming the Class A Preferred Shares, at which time and date the Class A Preferred yield becomes due and payable.

On January 31, 2017, the Company received an aggregate principal amount of $15,000 for note payable issued from the affiliated company. The note accrues interest at an annual rate of 12%, payable quarterly, and matures on December 31, 2017.

On February 7, 2017, the Company received an aggregate principal amount of $15,000 for note payable issued from the Company’s founder. The note accrues interest at an annual rate of 12%, payable quarterly, and matures on December 31, 2017.

On February 16, 2017, the Company received an aggregate principal amount of $50,000 for note payable issued from the affiliated company. The note accrues interest at an annual rate of 12%, payable quarterly, and matures on December 31, 2017.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our current directors and executive officers are as follows:

Name:	Age:	Title:	Director Since:
Earl B. Hailston	69	Class III Director (Chairman)	January 1, 2015
Maxim Temnikov, Ph.D.	47	President, Chief Executive Officer and Class III Director	April 11, 2012 (Inception)
Sergey Gurin	47	Vice President, Interim Chief Financial Officer and Class III Director	April 11, 2012 (Inception)

Our executive management is comprised of the offices of the President (“President”), Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Main function of the President is to envision the Company’s future and design strategic plans of achieving such future, including, but not limited to, designing and developing a scalable business model and originating projects in conformance of the business model. The main function of a CEO is to execute on the plans and the projects by converting our value proposition into incrementally growing revenues and profits, ultimately growing stockholder equity. The CFO function is obtaining investments required for execution of the plans and overseeing financial controls, compliance, and reporting. The President, CEO and CFO are subordinated directly to the Chairman of the Board.

Our executive officers have specialized knowledge of real-estate development, as well as extensive experience in managing global businesses and operating in a public-company environment. Moreover, they have experience with mergers and acquisitions, including business and financial analysis, negotiations, structuring and execution. Over the course of their careers, the members of our management and the Board have also developed a broad international network of contacts and corporate relationships we believe will serve as a useful source of opportunities. We will seek to capitalize on the global network and investing and operating experience of our management team to identify, acquire and operate one or more businesses in the automotive and engineering services industries within the United States.

Earl B. Hailston has been serving as Chairman of the Board of Directors since December 2014. From 2011 and prior to joining our Company, Mr. Hailston served as the Chairman of the Board of Helpful Technologies Inc. also founded by our co-founder Mr. Gurin. From 2005 to 2011, Mr. Hailston held the position of Vice President, Marine Corps and Army Aviation Programs at Rolls-Royce North America Inc. Earl B. Hailston is a retired Marine Corps Lieutenant General and fighter pilot. His service extended over 30 years and at a multitude of assignments starting from enlisted infantry rifleman attached to the 1st Reconnaissance Battalion, 1st Marine Division in Vietnam in 1967 and ending as the Commanding General of U.S. Marine Corps Forces Pacific, U.S. Marine Forces Central Command, United States Marine Corps Forces Pacific, and U.S. Marine Corps Bases Pacific and U.S. Pacific Command Director of Strategic Plans and Policy (J-5). Mr. Hailston holds undergraduate degree from Troy State University. Lt. General Hailston’s personal decorations include the Defense Distinguished Service Medal (DDSM), the Silver Star, the Legion of Merit, the Bronze Star with Combat “V”, the Defense Meritorious Service Medal, the Meritorious Service Medal with Gold Star, the Navy and Marine Corps Commendation Medal, and the Combat Action Ribbon. Mr. Hailston until recently had served as an Adviser to the Board of Directors of FLIR Systems Inc. (NASDAQ: FLIR). We believe Mr. Hailston’s extensive experience and education proven by the record of past performance provide adequate qualification for the nomination to the position of Chairman of our Board of Directors. Mr. Hailston is a U.S. Citizen and resides permanently in Round Hill, Virginia.

Maxim Temnikov, Ph.D. is one of our founders and is the Company’s President, and Chief Executive Officer, which position he assumed in January 2015. Dr. Temnikov has been a member of our Board of Directors from January 2013, when he became our Chief Operating Officer. Prior to founding our Company, Dr. Temnikov joined Mr. Gurin at Helpful Technologies Inc. initially as a private investor, and then as its Vice President of Research and Development, and was elected its President for fiscal year 2014. Prior to relocating into the U.S. in September 2012, Temnikov joined a small construction company then known as “StroyMontazh” (Russian for “Construction Assembly”) and in seven years, together with other key players, turned it into one of Russia’s largest real-estate development companies with over 4,000 employees, over $1.5 billion in annual revenue, and more than $10 billion in construction projects under management – Mirax. During his career at Mirax, Temnikov served as the Vice President of Business Development from 2002 to 2006, when he became one of its operating stockholders, member of the Strategy Committee of Mirax Group’s Board of Directors from 2006 to 2010, and, from 2006 to 2010, the member of Advisory Board of Mirax Management Company, an affiliate of Mirax Group responsible for organizing and overseeing the construction management segment of Mirax’s business. Starting from 2006, Temnikov focused on developing novel living concepts and creating a strategy for Mirax’s further growth. In June 2010, Mr. Temnikov was elected Chairman of the Board of Directors of Mirax Management Company, where he served till November 2011. Under Temnikov’s leadership, Mirax Management expanded its operations from Russia into Ukrainian, Swiss, and British markets. Among other notable properties, Mirax built the Federation Tower, which is one of the tallest building in Europe, and the Mirax Park – an aggregate of over 1.5 million sq.ft. residential mega-complex, and Wellhouse on Leninskiy – one of the tallest buildings in Moscow. Temnikov stepped down from the Mirax Management’s leadership in November 2011, as Mirax began reorganizing into Potok Beskonechnost (Russian for “Flow of the Infinity”). Because Mr. Temnikov was in charge of construction operations and not in charge of administrative and financial segments of Mirax’s business, he was not involved in any restructuring activities, nor was made aware of actual facts surrounding the restructuring of Mirax into Potok. In June 2012, Mr. Temnikov was appointed Potok’s Managing Partner tasked to develop a strategy for Mirax/Potok revival. Having principal disagreements with the Mirax/Potok brands founder and principal owner, Mr. Polonsky, Temnikov left Potok in July 2012 and relocated into the United States to continue realizing his novel living concepts. Temnikov has never been Chairman of the Board of Mirax Group or Potok, and is no longer involved into Mirax Group or Mirax Management Company or Potok operations since July 2012. Dr. Temnikov brings knowledge of operating global businesses and experience with acquisitions, including business and financial analysis, negotiations, structuring and execution. Dr. Temnikov holds dual Ph.D. degree in Chemistry and Urban Development from Oxford University, in addition to a law degree from Moscow University of Humanities earned in 2008 and Master degree in Chemical Engineering from St. Petersburg State University earned in 1994. We believe Dr. Temnikov’s extensive experience and education proven by the record of past performance in the area of real estate development provide adequate qualification for Dr. Temnikov’s nomination to the position of our Board member, President and Chief Executive Officer. Dr. Temnikov’s valid U.S. permanent resident status was granted in 2013 and he resides permanently in Miami Beach, Florida.

Sergey Gurin is one of our founders, Vice-President and Interim Chief Financial Officer and has served in this role since our inception in April 2012. Mr. Gurin has been a member of our Board of Directors since our inception in April 2012. From our inception in April 2012 until December 31, 2015, Mr. Gurin served as the Company’s President. Prior to founding our Company, in 2008 Mr. Gurin founded Helpful Technologies Inc. and since then been serving as its director and executive officer. Under Mr. Gurin’s leadership, Helpful Technologies Inc. has developed numerous innovations in automotive, alternative energy, and construction industries and grown its asset base from zero-level to achieving a valuation of over $250 million. In 1987 Mr. Gurin ceased from studying nuclear physics at Ural Federal University (one of the top ranked scientific schools in Russia) to start his own business, and then went back to school, earning Bachelor degree in Finance from Ufa University of Technology and Service in 1995. Mr. Gurin provides the Company with over 20 years of experience in entrepreneurship and business management, as well as with expertise with mergers and acquisitions, business combinations, financial analysis, negotiations, structuring, and execution. Mr. Gurin benefits our company with over 20 years of experience in entrepreneurship and business administration, accounting, mergers and acquisitions, business combinations, financial analysis, negotiations, capital strategy, transaction structuring, as well as specialty expertise in executive management of development stage companies. Since 2010, Mr. Gurin has been studying and developing an expertise and specialized knowledge in both the technology-based product development for the construction industry of and the swift erection methods of assembling such technology-based products into real estate structures. Mr. Gurin is a U.S. citizen and resides permanently in Hillsboro Beach, Florida.

As a result of their business affiliations, our officers and directors may have legal obligations relating to presenting available business opportunities to multiple entities. The conflicts of interest may arise when our Board evaluates a particular business opportunity with respect to the businesses with which our officers and directors are affiliated. There is no assurance that these conflicts will be resolved in our favor.

Family Relationships

None of our officers and directors are related to each other.

Code of Ethics

We do not currently have a Code of Ethics applicable to our principal executive, financial or accounting officer as one person fills all these roles. We intend to adopt one in the near future.

Section 16(a) Beneficial Ownership Reporting Compliance

The Company’s officers and directors are not subject to Section 16(b), as the Company is a  voluntary reporting issuer.

Board of Directors

The purpose of our Board of Directors is to provide an ongoing guidance to our executive management in respect to performance of their duties and responsibilities. The power and authority of the Board is subject to the provisions of applicable laws and certain resolution of stockholders. The Board members are elected by the majority of stockholder votes A stockholder may vote either in person, by proxy executed in writing by the stockholder, or by his/her duly authorized attorney-in-fact, or by an electronic ballot from which it can be determined that the ballot was authorized by a stockholder or proxy holder. The term, validity and enforceability of any proxy are determined in accordance with the Florida Business Corporation Act. We do not have any committees of the Board. Mr. Hailston is an independent director as that term is defined under the Nasdaq Marketplace Rules.

According to our Third Amended and Restated Articles of Incorporated filed with the Secretary of State of Florida on January 2, 2015 (the “Restated Articles”), the number of Directors of the Company, other than those who may be elected by the holders of one or more series of the Preferred Stock voting separately by class or series, shall be stated in the Company’s Bylaws, provided, however, that such number shall be not less than 3 members.

Our Board is divided into three classes and designated Class I and Class II and Class III. The Board is authorized to assign members of the Board already in office to any class of Directors at the Board’s discretion. The term of Class I Directors expires at the first annual meeting of the stockholders of the Company following the effectiveness of the Restated Articles. The term of Class II Directors expires at the third annual meeting of the stockholders of the Company following the effectiveness of these Restated Articles. The term of the Class III Directors expires at the fifth annual meeting of the stockholders of the Company following the effectiveness of these Restated Articles.

At each succeeding annual meeting of the stockholders of the Company, beginning with the first annual meeting of the stockholders of the Company following the effectiveness of these Restated Articles, successors to the class of directors whose term expires at that annual meeting may be elected for a new term. If the number of directors is changed, any increase or decrease shall be apportioned by the Board among the classes so as to maintain the number of directors in each class as nearly equal as possible, but in no case shall a decrease in the number of directors shorten the term of any incumbent director.

A director shall hold office until the annual meeting for the year in which his or her term expires and until his or her successor has been elected and qualified, subject, however, to such director’s earlier death, resignation, retirement, disqualification or removal. The election of directors need not be by written ballot.

Committees of the Board of Directors

Currently, we do not have committees of the Board of Directors.

Director and Executive Compensation

Mr. Earl Hailston: On January 1, 2016 Mr. Hailston and the Company entered into a Board of Directors Services Agreement, pursuant to which Mr. Hailston agreed to serve as a member of the Company’s Board of Directors for no less than one year from the date of the agreement. This agreement takes the place of the agreement dated January 28, 2015 and incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1 filed on June 30, 2015. Mr. Hailston has been serving as a director since December 2014. Under this agreement Mr. Hailston agreed to devote such time, attention and energies to the affairs of the Company as is necessary. As compensation for these services rendered by Mr. Hailston, the Company has agreed to pay Mr. Hailston an amount equal to $12,000 per year (payable in monthly installments of $1,000) and the option to exercise the amount of 432,000 shares of its Series-X common stock priced at $0.11 per share. The Company has also agreed to reimburse Mr. Hailston for expenses incurred by him in connection with discharging his duties as a Board member. The options mentioned herein shall be valid for as long as the Director remains rendering services to, or otherwise engaged with, the Company, and expires on December 31, 2019. This option vests at the following intervals and conditions:

●	43,200 shares of Series-X Common Stock upon the date on which the Company’s Common Stock is registered by the SEC as evidenced by the Notice of Effectiveness issued by the SEC in response to the filing by the Company of a registration statement for its securities;

●	86,400 shares of Series-X Common Stock when the closing price of the Company’s Common Stock trading on public over the counter market exceeds $5.00 per share for any 20 trading days within a 30-day trading period;

●	86,400 shares of Series-X Common Stock when the closing price of the Company’s Common Stock trading on public over the counter market exceeds $7.00 per share for any 20 trading days within a 30-day trading period.

●	108,000 shares of Series-X Common Stock when the closing price of the Company’s Common Stock trading on public over the counter market exceeds $10.00 per share for any 20 trading days within a 30-day trading period.

●	108,000 shares of Series-X Common Stock Shares when the closing price of the Company’s Common Stock trading on public over the counter market exceeds $12.00 per share for any 20 trading days within a 30-day trading period; or earlier if the Company engages in a transaction (i) resulting in stockholder’s having the right to exchange their shares for cash or other securities or (ii) involving a consolidation, merger, or other change in the majority of board of directors in which the Company is the surviving entity.

Maxim Tenikov, PhD: On January 28, 2015 Dr. Temnikov and the Company entered into a Board of Directors Services Agreement, pursuant to which Dr. Temnikov agreed to serve as a member of the Company’s Board of Directors for no less than one year from the date of the agreement. Dr. Temnikov has been serving as a director since 2012. Under this agreement, Dr. Temnikov agreed to devote such time, attention and energies to the affairs of the Company as is necessary. As compensation for these services rendered by Dr. Temnikov, the Company has agreed to pay Dr. Temnikov an amount equal to $10,000 per year (payable in quarterly installments of $2,500) and issued Dr. Temnikov a warrant to purchase 34,000 shares of its common stock priced at $0.0625 per share and an additional warrant to purchase 40,000 shares of its common stock for $0.0625 per share with such compensation shares vesting annually on December 31st of each year at the annual rate of 8,000 shares. The Company has also agreed to reimburse Dr. Temnikov for expenses incurred by him in connection with discharging his duties as a Board member.

Mr. Sergey Gurin: On January 28, 2015, Mr. Gurin and the Company entered into a Board of Directors Services Agreement, pursuant to which Mr. Gurin agreed to serve as a member of the Company’s Board of Directors for no less than one year from the date of the agreement. Mr. Gurin has been serving as a director since 2012. Under this agreement, Mr. Gurin agreed to devote such time, attention and energies to the affairs of the Company as is necessary. As compensation for these services rendered by Mr. Gurin, the Company has agreed to pay Mr. Gurin an amount equal to $10,000 per year (payable in quarterly installments of $2,500) and issued Mr. Gurin a warrant to purchase 34,000 shares of common stock  for $0.0625 per share and an additional warrant to purchase 40,000 shares of common stock for $0.0625 per share with such compensation shares vesting annually on December 31st of each year of service at the annual rate of 8,000 shares. The Company has also agreed to reimburse Mr. Gurin for expenses incurred by him in connection with discharging his duties as a Board member

Employment Agreements

We have no written employment agreements with our executive officers.

Equity Incentive Plan

We have not adopted an equity incentive plan.

Involvement in Certain Legal Proceedings

During 2016, the entities in which our executive officers and directors were previously or are currently involved,have been the parties to the following legal matters:

●	The Mirax Group, of which Dr. Temnikov was Vice President of Business Development from 2002 to 2006 and member of Strategy Committee of its Board of Directors from 2010 to 2011, has been involved into litigation in Russia, where allegations of fraud and embezzlement have been levied at its founder, President, Board Chairman and CEO, Mr. Polonsky and certain other members of Mirax’ top financial management. In 2012, the Russian federal government commenced a criminal case against Mirax Group founder and present Chairman of the Board and Directors of the Mirax Group successor, Potok Beskonechnost, Mr. Polonsky, and its top managers for allegedly embezzling of pre-construction holdings. The case is believed to be scheduled for trial in 2016. To our knowledge, the alleged misappropriation of corporate funds in a stated amount of up to 2.6 billion rubles, or approximately $40 million, is levied in connection to building the Kutuzov Mile residential mega-complex. The amount of approximately $40 million represents less than 1% of total amount of construction works under Mirax management at that time. While we believe that the alleged misappropriation is a loss caused by the world’s economic crisis of 2008-2009, and its derivative downturn of Russian real-estate market, there is no guarantee that Russian court would eventually take the same or similar view of the events surrounding the legal actions. We do not have access to the materials discovered by Russian law enforcement in the course of investigation, which are presently confidential, and cannot discuss with certainty any criminal investigations related to Mirax’s activities conducted by the Russian government. Dr. Temnikov resigned from Mirax management in 2011 prior to change of its capital structure, and was not involved in any restructuring activities nor was made aware of actual facts surrounding the restructuring of Mirax. On May 26, 2016 we have learned from Russian media sources that the Court of Tverskoy District of Moscow had sanctioned an issuance of arrest warrant for Maxim Temnikov. Dr. Temnikov has advised us in a sworn affidavit that he vehemently denies any allegations against him in connection with the purported embezzlement in Russian Federation, and intends to defend himself vigorously. Temnikov further states that all of the charges by the Russian state prosecutors are politically motivated and the alleged criminal actions are predominantly political in nature. We do not make any comments, conclusions, or guarantees in relation to the bankruptcy case or to the criminal allegations against Mr. Polonsky, Mirax Group, Potok, or Dr. Temnikov. If we become aware of further details of the case under consideration, or if consequences of the case affect Mr. Temnikov, we will provide proper disclosure with post-effective amendments to this Form S-1, or with our periodic reports on forms 10-K, 10-Q and 8-K as required by Item 401(f)(1) of Regulation S-K.

●	Since 2012, Helpful Technologies Inc. and its subsidiary, Fuel Combustion Technologies Inc., were involved into a patent infringement litigation held by U.S. District Court Southern District of Florida (case number CASE NO: 12-60545-CIV- DIMITROULEAS/SNOW.) Under the summary judgment, Helpful Technologies Inc. and Fuel Combustion Technologies Inc. were held to be jointly responsible to pay the plaintiff, Ultimate Combustion Co. Inc., the amount of $354,463 for compensation of their attorney fees incurred during the litigation. There was no damage award in that litigation. Fuel Combustion Technologies Inc. anticipates concluding this case by settlement or by paying the amount of $354,463 in 2016-2018. Our controlling stockholders, Mr. Sergey Gurin, Mr. Maxim Temnikov, and FVZ, LLC, own, in the aggregate, approximately 75% shares of the outstanding common stock of Helpful Technologies, Inc. From 2011 and prior to joining our Company in 2012 as Chairman of the Board, Mr. Earl B. Hailston served as the Chairman of the Board of Helpful Technologies Inc. Dr. Temnikov joined Helpful Technologies Inc. in 2012 as a private investor and Vice President of Research and Development and served as the President of Helpful Technologies, Inc. in 2014. In 2008, Mr. Gurin founded Helpful Technologies Inc. and since then been serving as its director and executive officer. In 2015, Mr. Gurin was appointed the President and Interim CEO of Helpful Technologies, Inc and has held that position throughout 2016.

Other than the foregoing, to our knowledge, our directors and executive officers have not been personally involved in any of the following events during the past ten years:

●	any bankruptcy petition filed by or against such person or any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

●	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

●	being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting his involvement in any type of business, securities or banking activities or to be associated with any person practicing in banking or securities activities;

●	being found by a court of competent jurisdiction in a civil action, the SEC or the Commodity Futures Trading Commission to have violated a Federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

●	being subject of, or a party to, any Federal or state judicial or administrative order, judgment decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of any Federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

●	being subject of or party to any sanction or order, not subsequently reversed, suspended, or vacated, of any self-regulatory organization, any registered entity or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Conflicts of Interest

●	None of our officers and directors is required to commit their full time to our affairs and, accordingly, they may have conflicts of interest in allocating their time among various business activities;

●	As described below, in the course of their other business activities, our officers and directors may become aware of investment and business opportunities which may be appropriate for presentation to our Company as well as the other entities with which they are affiliated. Our officers and directors may have conflicts of interest in determining to which entity a particular business opportunity should be presented;

●	The insider shares beneficially owned by our officers and directors will be subject to restrictions on transfer that will not lapse unless our shares of Common Stock are trading at a price per share higher than the price per share in the Offering registered on Form S-1.

Limitation on Liability and Indemnification of Directors and Officers

Our Indemnification Agreements provide that our directors and officers will be indemnified by us to the fullest extent authorized by Florida law as it now exists or may in the future be amended. In addition, our Third Amended and Restated Articles of Incorporation provide that our directors will not be personally liable for monetary damages to us for breaches of their fiduciary duty as directors, unless they violated their duty of loyalty to us or our stockholders, acted in bad faith, knowingly or intentionally violated the law, authorized unlawful payments of dividends, unlawful stock purchases or unlawful redemptions, or derived an improper personal benefit from their actions as directors. Notwithstanding the foregoing, such indemnification will not extend to any claims our executive officers may make to us to cover any loss that they may sustain as a result of their agreement to pay debts and obligations to target businesses or vendors or other entities that are owed money by us for services rendered or contracted for or products sold to us as described elsewhere in this report.

Our bylaws also permit us securing insurance on behalf of any officer, director or employee for any liability arising out of his or her actions, regardless of whether Florida law would permit indemnification. Using the interest on funds in trust from the proceeds of the offering filed on Form S-1, we may, subject to approval by the majority of votes of Common Stockholders, purchase a policy of directors’ and officers’ liability insurance that insures our directors and officers against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify the directors and officers. These provisions may discourage stockholders from bringing a lawsuit against our directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against directors and officers, even though such an action, if successful, might otherwise benefit us and our stockholders. Furthermore, a stockholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against directors and officers pursuant to these indemnification provisions. We believe that these provisions, the insurance and the indemnity agreements are necessary to attract and retain talented and experienced directors and officers

ITEM 11. EXECUTIVE COMPENSATION

As of the date of this Report, we have two executive officers, Dr. Temnikov and Mr. Gurin, who are paid on a bi-weekly basis.   Messrs. Temnikov and Gurin are being currently compensated at the level of $120,000 per year, with salary payable on bi-weekly basis. Mr. Hailston, our independent director, is compensated $12,000 per year, payable monthly at $1,000 per month.

Although both Dr. Temnikov and Mr. Gurin are dedicating full time to our business, as of the date of this report, they are not obligated to devote any specific number of hours to our matters and intend to devote as much time as they deem necessary to our affairs. The amounts of time they devote to us in any time period vary based upon the stage of our business developments. Accordingly, once we identify increasingly more suitable homebuilding projects Messrs. Temnikov and Gurin will spend increasingly more time managing the Company, conducting due diligence, and negotiating and managing the engagement terms, and operating such target projects, and, consequently, would be required to spend more time on our affairs than had been spent prior to locating a suitable project. For this reason, after conducting and receiving the net proceeds from our intended Public Offering, the members of our executive management who remain with us, including Messrs. Temnikov and Gurin, will be required to negotiate separate agreements with our independent directors elected and appointed by the public stockholders.

Messrs. Temnikov and Gurin currently dedicate their full-time to the Company’s business. We believe the compensation of $120,000 per year is a mean average wage level for business executives in Broward County, Florida in which we are located, as annual wage levels vary from $110,000 to $250,000.

The table below summarizes information concerning the compensation earned for services rendered to us in all capacities by our chief executive officer and chief financial officer for the fiscal years ended December 31, 2014, 2015, and 2016:

Summary Compensation Table

Name	Year	Salary	Bonus	Option Awards	All Other Comp	Total
Maxim Temnikov, Ph.D.	2015	$36,500	-	$-	-	$36,500
(PEO)	2016	$120,000	-	$-	-	$120,000

Sergey Gurin	2015	$36,500	-	$-	-	$36,500
(PFO)	2016	$120,000	-	$-	-	$120,000

Earl Hailston	2015	$-	-	$201	-	$201
(Independent director)	2016	$12,000	-	$-	-	$12,000

Our executive officers also receive reimbursements for any out-of-pocket expenses incurred by them in connection with activities on our behalf, such as identifying potential target businesses, performing business due diligence on suitable target businesses and business combinations as well as traveling to and from the offices, plants or similar locations of prospective target businesses to examine their operations.

In addition, at our formation, Dr. Temnikov and Mr. Gurin each purchased 4,000,000 shares of our Common Stock for $40,000, for the aggregate of $80,000. In January 2015, Dr. Temnikov and Mr. Gurin each converted 3,200,000 shares of Common Stock, the aggregate amount of 6,400,000 shares, into the equivalent number of shares of Series-X Common Stock. As a result of such conversion, as of the date of this report, Dr. Temnikov and Mr. Gurin each own 800,000 shares of Common Stock and 3,200,000 shares of Series-X Common Stock (or the aggregate of 1,600,000 shares of Common Stock and 6,400,000 shares Series-X Common Stock). For the purposes limited to the disclosures made in this section “Executive Compensation,” the future sales of these shares may represent Dr. Temnikov’s and Mr. Gurin’s capital gain, which may be interpreted as a compensation in addition to their annual salaries.

Incentive and Deferred Compensation Plans

At December 31, 2016, there were no incentive compensation plans including salary, pension, stock option, profit sharing, deferred compensation, retirement and any non-cash compensation. However, we issued a stock option to exercise 432,000 shares of Series-X Common Stock, priced at $1.60 per share, to the Chairman of our Board of Directors Mr. Hailston. After receiving a valuation report by an independent certified business appraiser pursuant Sections 409(A) and 422 of the Internal Revenue Code that value of the Series-X Common Stock was $0.11 per share as of March 31, 2015, in May 2015, we adjusted the exercise price of the option to $0.11 per share share of Series-X Common Stock. The option vests at the following intervals and conditions

●	43,200 shares of Series-X Common Stock upon the date on which the Company’s Common Stock is registered by the SEC as evidenced by the Notice of Effectiveness issued by the SEC in response to the filing by the Company of a registration statement for its securities.

●	86,400 shares of Series-X Common Stock when the closing price of the Company’s Common Stock trading on public over the counter market exceeds $5.00 per share for any 20 trading days within a 30-day trading period.

●	86,400 shares of Series-X Common Stock when the closing price of the Company’s Common Stock trading on public over the counter market exceeds $7.00 per share for any 20 trading days within a 30-day trading period.

●	108,000 shares of Series-X Common Stock when the closing price of the Company’s Common Stock trading on public over the counter market exceeds $10.00 per share for any 20 trading days within a 30-day trading period.

●	108,000 shares of Series-X Common Stock Shares when the closing price of the Company’s Common Stock trading on public over the counter market exceeds $12.00 per share for any 20 trading days within a 30-day trading period; or earlier if the Company engages in a transaction (i) resulting in stockholder’s having the right to exchange their shares for cash or other securities or (ii) involving a consolidation, merger, or other change in the majority of board of directors in which the Company is the surviving entity.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial ownership is determined according to the rules of the SEC and generally means that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power of that security, including options that are currently exercisable or exercisable within 60 days of the date of this report. shares of Common Stock subject to options, warrants and convertible securities currently exercisable or convertible, or exercisable or convertible within 60 days, would be counted as outstanding for computing the percentage of the person holding such options, warrants or convertible securities but not counted as outstanding for computing the percentage of any other person.

Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons named in the table below have sole voting and investment power with respect to all shares of our Common Stock shown that they beneficially own, subject to community property laws where applicable. The information does not necessarily indicate beneficial ownership for any other purpose, including for purposes of Sections 13(d) and 13(g) of the Securities Act. Unless otherwise indicated, based on the information supplied to us by or on behalf of the Selling Stockholders, no Selling Stockholder is a broker-dealer or an affiliate of a broker-dealer.

The following table sets forth information regarding the beneficial ownership of our shares of Common Stock as of the date of this report, by:

●	each of our officers and directors;

●	all of our officers and directors as a group; and

●	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of Common Stock.

	Common Stock
Name of Beneficial Owner(1)	Amount		Percent (2)
Officers & Directors:
Earl B. Hailston
-Chairman of the Board of Directors	0		—
Maxim Temnikov, Ph.D. -President, Chief Executive Officer and Director	830,712		39.56%
Sergey Gurin -Vice President, Interim Chief Financial Officer and Director	832,334		39.63%
All officers and directors as a group (3 persons)	1,663,046		79.19%
5% or more Stockholders:
FVZ, LLC (3)	411,296		19.59%
Zena Katz (4)	250,404	(5)	10.66%

(1)	Unless otherwise indicated, the address for each beneficial holder is c/o Helpful Alliance Company, 700 West Hillsboro Blvd, Suite 1-100, Deerfield Beach, FL 33441.

(2)	Based on 2,100,000 shares of Common Stock issued and outstanding as of the date of this report. shares of Common Stock subject to options, warrants and convertible securities currently exercisable or convertible, or exercisable or convertible within 60 days, would be counted as outstanding for computing the percentage of the person holding such options, warrants or convertible securities but not counted as outstanding for computing the percentage of any other person.

(3)

The voting rights of Ms. Fay Katz, which consist of 75% were enherited by her children and her husband, Mr. Val Zevel, upon her death. Mr. Val Zevel remains in possession of 25% control and voting over the FVZ LLC’s business. As of the date of this report, Mr. Val Zevel has managerial and dispositive control of the securities held by FVZ, LLC.

(4)	Ms. Zena Katz is a sister of Ms. Fay Katz, a managing member of FVZ, LLC.

(5)	Consists of (i) 404 shares of Common Stock directly held by Ms. Zena Katz; and (ii) 250,000 shares of Common Stock issuable upon the conversion of a promissory note issued on June 30, 2014 in the principal amount of $400,000 for $1.60 per share pursuant to a Loan and Settlement Agreement, dated June 1, 2014, as amended, between the Company and Zimas. Excludes 625,000 shares of Common Stock issuable upon the exercise of a warrant, dated April 29, 2016, exercisable from January 1, 2018 to December 31, 2028 for $1.60 per share.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Parties are considered to be related to the Company if the parties, directly or indirectly, through one or more intermediaries, control, are controlled by, or are under common control with the Company. Related parties also include principal owners of the Company, its management, members of the immediate families of principal owners of the Company and its management and other parties with which the Company may deal with if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing.

Due from affiliates

●	Loan Agreement dated October 2013, with a principal amount of $100,000 was assigned to the Company in October 2013. The note accrues interest at an annual rate of 14.0%, payable quarterly, and matures in October 2015. An extension to this loan was made and extended the due date to December 31, 2016. The company has a right to early withdrawal with a 90-day notice prior to the withdrawal. As of December 31, 2016, and December 31, 2015, the amount of accrued interest was $0 and $17,529, respectively. This loan is in default for non-payment of interest, and a 100% allowance totaling $117,529 for bad debt has been recorded for both principal and accrued interest at December 31, 2015 of which the full amount of was written off at December 31, 2016.

●	Loan Agreement dated September 2014, with an affiliated company, has a principal amount of $350,000. The note accrues interest at an annual rate of 5%, and matures in December 2015. An extension to this loan was made and extended the due date to December 31, 2016. All accrued interest is payable at maturity. As of December 31, 2016, and December 31, 2015, the amount of accrued interest was $0 and $23,349, respectively (see Note 5). This loan was deemed impaired, and a 100% allowance totaling $373,349 for bad debt has been recorded for both principal and accrued interest at December 31, 2015 of which the full amount of was written off at December 31, 2016.
●	Loan Agreement dated July 2015, with an affiliated company, has a principal amount of $10,000. The note accrues interest at an annual rate of 5%, and matures in December 2015. An extension to this loan was made and extended the due date to December 31, 2016. All accrued interest is payable at maturity. As of December 31, 2016, and December 31, 2015, the amount of accrued interest was $0 and $242, respectively (see Note 5). This loan was deemed impaired, and a 100% allowance totaling $10,242 for bad debt has been recorded for both principal and accrued interest at December 31, 2015 of which the full amount of was written off at December 31, 2016.
●	As of December 31, 2016, and December 31, 2015, the Company had receivables from its related parties, $0 and $507, respectively, for payments made on behalf of those related parties and has been included in Due from affiliate on the accompanying consolidated balance sheets.

Due to affiliates

●	In February, April, and June, 2016, the Company received notes payable with an aggregate principal amount of $100,000 issued from an affiliated company. The notes accrued interest at an annual rate of 5.0%, payable quarterly, and were to mature on December 31, 2017. As of December 31, 2016, and December 31, 2015, the amount of accrued interest was $1,260 and $0, respectively. During the years ended December 31, 2016 and 2015, the Company made payments for interest totaling $2,118 and $0, respectively. On September 30, 2016 a principal amount of $100,000 was repaid by the Company by assignment of notes receivable due to the Company with principal amount of $100,000 in non-cash transaction.

●	On February 22, 2016, the Company received $10,000 for note payable issued from an affiliated company. The note accrues interest at an annual rate of 5.0%, payable quarterly, and matures on December 31, 2017. As of December 31, 2016, and December 31, 2015, the amount of accrued interest was $126 and $0, respectively. During the years ended December 31, 2016 and 2015, the Company made payments for interest totaling $304 and $0, respectively.

●	In February, March, April, May and June, 2016, the Company received an aggregate principal amount of $100,000 for notes payable issued from the Company’s founder. The notes accrue interest at an annual rate of 5.0%, payable quarterly, and mature on December 31, 2017. As of December 31, 2016, and December 31, 2015, the amount of accrued interest was $1,260 and $0, respectively. During the years ended December 31, 2016 and 2015, the Company made payments for interest totaling $2,191 and $0, respectively.

●	On June 30, 2016, the Company received $50,000 for note payable issued from the Company’s founder. The note accrues interest at an annual rate of 8.0%, payable quarterly, and matures on December 31, 2017. As of December 31, 2016, and December 31, 2015, the amount of accrued interest was $1,008 and $0, respectively. During the years ended December 31, 2016 and 2015, the Company made payments for interest totaling $1,019 and $0, respectively.

●	In July, 2016, the Company received an aggregate principal amount of $25,000 for notes payable issued from an affiliated company. The note accrues interest at an annual rate of 8.0%, payable quarterly, and matures on December 31, 2017. As of December 31, 2016, and December 31, 2015, the amount of accrued interest was $ 0 and $0, respectively. During the years ended December 31, 2016, and 2015, the Company made payments for interest totaling $444 and $0, respectively. On December 31, 2016, a principal amount of $25,000 was repaid by the Company by assignment of notes receivable due to the Company with principal amount of $25,000 in a non-cash transaction.

●	In July, 2016, the Company received an aggregate principal amount of $75,000 for note payable issued from the Company’s founder. The notes accrue interest at an annual rate of 8.0%, payable quarterly, and mature on December 31, 2017. As of December 31, 2016, and December 31, 2015, the amount of accrued interest was $1,512 and $0, respectively. During the years ended December 31, 2016 and 2015, the Company made payments for interest totaling $1,212 and $0, respectively.

●	In August, 2016, the Company received an aggregate principal amount of $52,000 for note payable issued from the Company’s founder. The note accrues interest at an annual rate of 12.5%, payable monthly, and matures on December 31, 2017. As of December 31, 2016, and December 31, 2015, the amount of accrued interest was $534 and $0, respectively. During the years ended December 31, 2016 and 2015, the Company made payments for interest totaling $2,114 and $0, respectively.

●	In August and September, 2016, the Company received an aggregate principal amount of $80,000 for notes payable issued from an affiliated company. The note accrues interest at an annual rate of 12.5%, payable quarterly, and matures on December 31, 2017. As of December 31, 2016, and December 31, 2015, the amount of accrued interest was $158 and $0, respectively. During the years ended December 31, 2016 and 2015, the Company made payments for interest totaling $1,146 and $0, respectively. On September 30, 2016, a principal amount of $75,000 was repaid by the Company by assignment of notes receivable due to the Company with principal amount of $75,000 in non-cash transaction.

●	In September, 2016, the Company received an aggregate principal amount of $50,000 for note payable issued from the Company’s founder. The notes accrue interest at an annual rate of 12.5%, payable quarterly, and mature on December 31, 2017. As of December 31, 2016, and December 31, 2015, the amount of accrued interest was $1,575 and $0, respectively. During the years ended December 31, 2016 and 2015, the Company made payments for interest totaling $205 and $0, respectively.

●	In October, 2016, the Company received an aggregate principal amount of $5,000 for note payable issued from the Company’s founder. The note accrues interest at an annual rate of 12.5%, payable quarterly, and matures on December 31, 2017. As of December 31, 2016, and December 31, 2015, the amount of accrued interest was $139 and $0, respectively. During the years ended December 31, 2016 and 2015, the Company did not make any payments for interest, respectively.

●	In November, 2016, the Company received an aggregate principal amount of $20,000 for notes payable issued from an affiliated company. The note accrues interest at an annual rate of 5.0%, payable quarterly, and matures on December 31, 2017. As of December 31, 2016, and December 31, 2015, the amount of accrued interest was $155 and $0, respectively. During the years ended December 31, 2016 and 2015, the Company did not make any payments for interest, respectively.

●	In November, 2016, the Company received an aggregate principal amount of $5,000 for note payable issued from the Company’s founder. The note accrues interest at an annual rate of 12%, payable quarterly, and matures on December 31, 2017. As of December 31, 2016, and December 31, 2015, the amount of accrued interest was $61 and $0, respectively. During the years ended December 31, 2016 and 2015, the Company did not make any payments for interest, respectively.

●	In December, 2016, the Company received an aggregate principal amount of $55,000 for notes payable issued from an affiliated company. The note accrues interest at an annual rate of 12.0%, payable quarterly, and matures on December 31, 2017. As of December 31, 2016, and December 31, 2015, the amount of accrued interest was $278 and $0, respectively. During the years ended December 31, 2016 and 2015, the Company did not make any payments for interest, respectively.

●	On June 30, 2016 one of the Founders of the Company, FVZ LLC, Florida Limited Liability Company declared a desire to exit the beneficial ownership of the Series-X shares of Common Stock due to unexpected health matters and the Company granted the Founder the right to Exit. As an Exit consideration, the Company agreed to repurchase 1,600,000 Series-X Shares from the Founder at the price of $0.05625 per Share or total aggregate purchase price of $90,000 with the right to deduct $34,826 for reimbursement of attorney fees paid by the Company in regard to Thriving Investments LLC vs. FVZ LLC and Helpful Capital Group LLC related to the $330,000 note secured by mortgage located at 111 NE 43 St., Miami, FL 33015. The Founder maintains its 400,296 Common Stock shares in the Company. On July 1, 2016, the Company paid FVZ LLC $55,174 (see Note 16). On June 30, 2016 the Company retired the 1,600,000 Series X shares of Common Stock.

●	On December 9, 2016, the Company received a deposit for custom home plan design in amount of $4,000 from an affiliated company.

Transactions involving related parties cannot be presumed to be carried out on an arm’s-length basis, as the requisite conditions of competitive, free-market dealings may not exist.

In addition, in order to finance transaction costs in connection with intended engagements into real-estate construction projects, our founders and executive officers, or an affiliate of founders and executive officers, may, but are not obligated to, loan us funds as may be required.

Transactions involving related parties cannot be presumed to be carried out on an arm’s-length basis, as the requisite conditions of competitive, free-market dealings may not exist.

Other than the foregoing, there has been no transaction, since the beginning of the Company’s last fiscal year, or currently proposed transaction, in which the Company was or is to be a participant and the amount involved exceeds the lesser of $120,000 or one percent (1%) of the average of the Company’s total assets at year end for the last two completed fiscal years, and in which any of the following persons had or will have a direct or indirect material interest:

(i)	Any director or executive officer of our Company;

(ii)	Any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to our outstanding shares of Common Stock;

(iii)	Any of our promoters and control persons; and

(iv)	Any member of the immediate family (including spouse, parents, children, siblings and in-laws) of any of the foregoing persons.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

For the Company’s fiscal years ended December 31, 2016 and 2015, we were billed approximately $29,000 and $17,600, respectively, by Liggett & Webb, PA for professional services rendered for the audit and interim review of our financial statements filed with the Securities and Exchange Commission the Registration Statement on Form S-1 (File No. 333-205358), Quarterly Report on Form 10-Q and this Annual Report on Form 10-K.

Audit-Related Fees

There were no other fees for audit related services for the years ended December 31, 2016 and 2015.

Tax Fees and Other Fees

For the Company’s fiscal years ended December 31, 2016 and 2015, there were no fees billed for professional services rendered for tax compliance, tax advice, and tax planning or other services.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before our auditor is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

●	approved by our audit committee; or

●	entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular service, the audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee’s responsibilities to management.

We do not have an audit committee. Our entire board of directors pre-approves all services provided by our independent auditors. The pre-approval process has just been implemented in response to these rules. All of the above services and fees were reviewed and approved by the entire board of directors either before or after the respective services were rendered.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements

Our Financial Statements are included under Part II, Item 8 of the Annual Report. For a listing of these statements and accompanying footnotes, see “Index to Consolidated Financial Statements” on Page F-1 in this Annual Report.

(b) Exhibits

See Exhibit Table below.

(c) Financial Statement Schedules

Not Applicable

Index to Exhibits

Exhibit No:	Description:

2.1	Agreement and Plan of Merger, dated March 15, 2015, between Helpful Technologies Inc., HAC Patents Merging Sub, LLC and Helpful Alliance Company (Incorporated by reference to Exhibit 2.1 to the Registration Statement on Form S-1 filed on June 30, 2015)

3.1	Articles of Incorporation, dated April 11, 2012, of Helpful Alliance Company filed with the Secretary of State of Florida (Incorporated by reference to Exhibit 3.1 to Amendment No. 2 to the Registration Statement on Form S-1 filed on January 11, 2016)

3.2	First Amended and Restated Articles of Incorporation, dated July 19, 2012, of Helpful Alliance Company filed with the Secretary of State of Florida (Incorporated by reference to Exhibit 3.2 to Amendment No. 2 to the Registration Statement on Form S-1 filed on January 11, 2016)

3.3	Second Amended and Restated Articles of Incorporation, dated July 1, 2014, of Helpful Alliance Company filed with the Secretary of State of Florida (Incorporated by reference to Exhibit 3.3 to Amendment No. 2 to the Registration Statement on Form S-1 filed on January 11, 2016)

3.4	Articles of Amendment to the Second Amended and Restated Articles of Incorporation, dated October 1, 2014, of Helpful Alliance Company filed with the Secretary of State of Florida (Incorporated by reference to Exhibit 3.4 to Amendment No. 2 to the Registration Statement on Form S-1 filed on January 11, 2016)

3.5	Third Amended and Restated Articles of Incorporation, dated January 2, 2015, of Helpful Alliance Company filed with the Secretary of State of Florida (Incorporated by reference to Exhibit 3.5 to the Registration Statement on Form S-1 filed on June 30, 2015)

3.6	Articles of Correction to the Third Amended and Restated Articles of Incorporation, dated January 26, 2015, of Helpful Alliance Company filed with the Secretary of State of Florida (Incorporated by reference to Exhibit 3.6 to Amendment No. 2 to the Registration Statement on Form S-1 filed on January 11, 2016)

3.7	Bylaws of Helpful Alliance Company, as amended (Incorporated by reference to Exhibit 3.7 to the Registration Statement on Form S-1 filed on June 30, 2015)

4.1	Specimen of Certificate for Common Stock (Incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1 filed on June 30, 2015)

4.2	Form of Stockholders’ Rights Agreement for Series-X Common Stock (Incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1 filed on June 30, 2015)

10.1	Board of Directors Services Agreement, dated January 28, 2015, between Helpful Alliance Company and Sergey Gurin (Incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-1 filed on June 30, 2015)

10.2	Board of Directors Services Agreement, dated January 28, 2015, between Helpful Alliance Company and Earl B. Hailston (Incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1 filed on June 30, 2015)

10.3*	First Amended and Restated Board of Directors Services Agreement, Dated January 1, 2016, between Helpful Alliance Company and Earl B. Hailston.

10.4	Board of Directors Services Agreement, dated January 28, 2015, between Helpful Alliance Company and Maxim Temnikov (Incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-1 filed on June 30, 2015)

10.5	Sublease Agreement, dated January 1, 2015, between Helpful Technologies, Inc. and Helpful Alliance Company Incorporated by reference to Exhibit 10.4 to Amendment No. 2 to the Registration Statement on Form S-1 filed on January 11, 2016)

10.6	Form of Indemnification Agreement (Incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-1 filed on June 30, 2015)

10.7	Form of Subscription Agreement (Incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-1 filed on June 30, 2015)

10.8	Form of Operating Agreement for Project LLC (Incorporated by reference to Exhibit 10.7 to Amendment No. 1 to the Registration Statement on Form S-1 filed on November 10, 2015)

10.9	04-01-2015 Assignment US App 14337069 (Incorporated by reference to Exhibit 10.8 to Amendment No. 2 to the Registration Statement on Form S-1 filed on January 11, 2016)

10.10	04-08-2015 Notice of Recordation of Assignment US App 14337069 (Incorporated by reference to Exhibit 10.9 to Amendment No. 2 to the Registration Statement on Form S-1 filed on January 11, 2016)

10.11	Assignment Notice, dated April 1, 2015, between HAC Patents, LLC, as Assignor, and Helpful Alliance Company, as Assignee (Incorporated by reference to Exhibit 10.10 to Amendment No. 2 to the Registration Statement on Form S-1 filed on January 11, 2016)

10.12	Warrant Purchase Agreement, dated April 10, 2015, between Helpful Alliance Company, as Issuer, and AssetsTZ Holdings LLC, as warrant holder (Incorporated by reference to Exhibit 10.11 to Amendment No. 2 to the Registration Statement on Form S-1 filed on January 11, 2016)

10.13	Loan and Security Agreement, dated January 31, 2013, between Helpful Alliance Company, as Borrower, and Dmitry G. Andrienko, as Lender (Incorporated by reference to Exhibit 10.12 to Amendment No. 2 to the Registration Statement on Form S-1 filed on January 11, 2016)

10.14	$400,000 0% Promissory Note, dated February 21, 2013, by Helpful Alliance Company to Dmitry G. Andrienko (Incorporated by reference to Exhibit 10.13 to Amendment No. 2 to the Registration Statement on Form S-1 filed on January 11, 2016)

10.15	Loan and Security Agreement, dated March 31, 2013, between Helpful Alliance Company, as Borrower, and Zimas LLC, as Lender (Incorporated by reference to Exhibit 10.14 to Amendment No. 2 to the Registration Statement on Form S-1 filed on January 11, 2016)

10.16	$1,000,000 8% Promissory Note, dated April 1, 2013, by Helpful Alliance Company to Zimas LLC (Incorporated by reference to Exhibit 10.15 to Amendment No. 2 to the Registration Statement on Form S-1 filed on January 11, 2016)

10.17	Loan and Security Agreement, dated June 1, 2014, between Helpful Alliance Company, as Borrower, and Marusya Pro, LLC, as Lender (Incorporated by reference to Exhibit 10.16 to Amendment No. 2 to the Registration Statement on Form S-1 filed on January 11, 2016)

10.18	$1,000,000 6% Promissory Note, dated June 18, 2014, by Helpful Alliance Company to Marusya Pro, LLC(Incorporated by reference to Exhibit 10.17 to Amendment No. 2 to the Registration Statement on Form S-1 filed on January 11, 2016)

10.19	Loan and Security Agreement, dated June 1, 2014, between Helpful Alliance Company, as Borrower, and Zimas LLC, as Lender(Incorporated by reference to Exhibit 10.18 to Amendment No. 2 to the Registration Statement on Form S-1 filed on January 11, 2016)

10.20	$400,000 8% Promissory Note, dated June 30, 2014, by Helpful Alliance Company to Zimas LLC(Incorporated by reference to Exhibit 10.19 to Amendment No. 2 to the Registration Statement on Form S-1 filed on January 11, 2016)

10.21	Intellectual Property Assignment Agreement, dated May 20, 2012, between Helpful Technologies, Inc., as Assignor, and Helpful Alliance Company, as Assignee (Incorporated by reference to Exhibit 10.20 to Amendment No. 2 to the Registration Statement on Form S-1 filed on January 11, 2016)

10.22	Patent Assignment Agreement, dated March 18, 2014, between Helpful Alliance Company, as Assignor, and Helpful Technologies, Inc., as Assignee (Incorporated by reference to Exhibit 10.21 to Amendment No. 2 to the Registration Statement on Form S-1 filed on January 11, 2016)

10.23	Technology Assignment Agreement, dated December 10, 2015, between Sergey Gurin, as Assignor, and Helpful Alliance Company, as Assignee (Incorporated by reference to Exhibit 10.22 to Amendment No. 2 to the Registration Statement on Form S-1 filed on January 11, 2016)

10.24	Loan Agreement, dated September 1, 2014, between Helpful Technologies, Inc., as Borrower, and Helpful Alliance Company, as Lender (Incorporated by reference to Exhibit 10.23 to Amendment No. 2 to the Registration Statement on Form S-1 filed on January 11, 2016)

10.25	Amendment No. 1, dated December 14, 2015, to that certain Loan Agreement, dated September 1, 2014, between Helpful Technologies, Inc., as Borrower, and Helpful Alliance Company, as Lender (Incorporated by reference to Exhibit 10.24 to Amendment No. 2 to the Registration Statement on Form S-1 filed on January 11, 2016)

10.26	Loan Agreement, dated October 1, 2015, between Fuel Combustion Technologies, Inc., as Borrower, and Helpful Alliance Company, as Lender (Incorporated by reference to Exhibit 10.25 to Amendment No. 2 to the Registration Statement on Form S-1 filed on January 11, 2016)

10.27	Amendment No. 1, dated December 14, 2015, to that certain Loan Agreement, dated October 1, 2015, between Fuel Combustion Technologies, Inc., as Borrower, and Helpful Alliance Company, as Lender (Incorporated by reference to Exhibit 10.26 to Amendment No. 2 to the Registration Statement on Form S-1 filed on January 11, 2016)

10.28	Loan Agreement, dated July 7, 2015, between Helpful Technologies, Inc., as Borrower, and Helpful Alliance Company, as Lender (Incorporated by reference to Exhibit 10.27 to Amendment No. 2 to the Registration Statement on Form S-1 filed on January 11, 2016)

10.29	Amendment No. 1, dated December 14, 2015, to that certain Loan Agreement, dated July 7, 2015, between Helpful Technologies, Inc., as Borrower, and Helpful Alliance Company, as Lender (Incorporated by reference to Exhibit 10.28 to Amendment No. 2 to the Registration Statement on Form S-1 filed on January 11, 2016)

10.30	Operating Agreement, dated December 10, 2015, of Seasons Creek Development, LLC (Incorporated by reference to Exhibit 10.29 to Amendment No. 2 to the Registration Statement on Form S-1 filed on January 11, 2016)

10.31	Seasons Creek Development, LLC First Amended and Restated Limited Liability Company Agreement, dated October 19, 2016 (Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 filed on November 7, 2016)

10.32	Form of Subscription Agreement for Class B Membership Interests of Seasons Creek Development, LLC
(Incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 filed on November 7, 2016)

10.33*	Correction #1 to First Amended and Restated Limited Liability Company Agreement of Seasons Creek Development LLC, dated January 30, 2017, by and among the Members of Seasons Creek Development LLC

10.34*	Operating Agreement, dated February 3, 2017, between Manager of Seasons Creek Development LLC and Members of 5210 W Shore Drive LLC

10.35	Loan Agreement, dated October 24, 2013, between Helpful Capital Group, LLC and Abratenko Labs, LLC (Incorporated by reference to Exhibit 10.30 to Amendment No. 3 to the Registration Statement on Form S-1 filed on February 8, 2016)

10.36	Amendment No. 1, dated October 10, 2015, to Warrant Purchase Agreement, dated April 10, 2015, between Helpful Alliance Company, as Issuer, and AssetsTZ Holdings LLC, as warrant holder (Incorporated by reference to Exhibit 10.31 to Amendment No. 3 to the Registration Statement on Form S-1 filed on February 8, 2016)

10.37	Settlement Agreement, dated February 3, 2015, between Helpful Alliance Company and Zimas LLC (Incorporated by reference to Exhibit 10.32 to Amendment No. 3 to the Registration Statement on Form S-1 filed on February 8, 2016)

10.38	Stipulation for Settlement, entered into on March 31, 2016, by and among Helpful Capital Group, LLC, Thriving Investments, LLC and FVZ, LLC (Incorporated by reference to Exhibit 10.33 to Amendment No. 6 to the Registration Statement on Form S-1 filed on June 3, 2016)

10.39	Loan Amendment and Extension Agreement, dated April 29, 2016, between Helpful Alliance Company and Zimas LLC (Incorporated by reference to Exhibit 10.34 to Amendment No. 6 to the Registration Statement on Form S-1 filed on June 3, 2016)

10.40*	Loan Amendment and Extension Agreement, dated January 27, 2017, between Helpful Alliance Company and Zimas LLC

10.41	Warrant Agreement, dated April 29, 2016, by Helpful Alliance Company, as Issuer, and Zimas LLC, as warrant holder (Incorporated by reference to Exhibit 10.35 to Amendment No. 6 to the Registration Statement on Form S-1 filed on June 3, 2016)

10.42	10% $600,000 Amended and Restated Promissory Note, dated May 16, 2016, from Helpful Alliance Company to Zimas LLC due June 30, 2016 (Incorporated by reference to Exhibit 10.36 to Amendment No. 6 to the Registration Statement on Form S-1 filed on June 3, 2016)

10.43	Loan Agreement, dated September 9, 2013, between Helpful Capital Group, LLC and Ameri Finance, Inc. (Incorporated by reference to Exhibit 10.37 to Amendment No. 7 to the Registration Statement on Form S-1 filed on July 27, 2016)

10.44	Loan Agreement, dated October 9, 2013, between Fund X, LLC and Ameri Finance, Inc. (Incorporated by reference to Exhibit 10.38 to Amendment No. 7 to the Registration Statement on Form S-1 filed on July 27, 2016)

10.45	Loan Assignment Agreement, dated February 14, 2014, between Helpful Capital Group, LLC and Helpful Alliance Company, Inc. (Incorporated by reference to Exhibit 10.39 to Amendment No. 7 to the Registration Statement on Form S-1 filed on July 27, 2016)

10.46	Loan Assignment Agreement, dated March 26, 2014, between Helpful Capital Group, LLC and Helpful Alliance Company, Inc. (Incorporated by reference to Exhibit 10.40 to Amendment No. 7 to the Registration Statement on Form S-1 filed on July 27, 2016)

16.1	Letter, dated November 2, 2015, by Green & Company, CPAs (Incorporated by reference to Exhibit 16.1 to Amendment No. 1 to the Registration Statement on Form S-1 filed on November 10, 2015)

21*	Subsidiaries of the Registrant

31.1*	Certification of Principal Executive Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial and Accounting Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS^	XBRL Instance Document

101.SCH^	XBRL Taxonomy Extension Schema Document

101.CAL^	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB^	XBRL Taxonomy Extension Labels Linkbase Document

101.DEF^	XBRL Taxonomy Extension Definition Linkbase Document

101.PRE^	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

^ Furnished herewith. Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Exchange Act of 1934 and otherwise are not subject to liability.

Item 10. Form 10-K Summary.

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HELPFUL ALLIANCE COMPANY

By:	/s/ Maxim Temnikov
Maxim Temnikov
Chief Executive Officer, President and Director
(Principal Executive Officer)

Date:	February 24, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Maxim Temnikov	Chief Executive Officer, President and Director	February 24, 2017
Maxim Temnikov, Ph.D.	(Principal Executive Officer)

/s/ Sergey Gurin	Vice President, Interim Chief Financial Officer and Director	February 24, 2017
Sergey Gurin	(Principal Financial Officer and Principal Accounting Officer)

/s/ Earl B. Hailston	Chairman of the Board of Directors	February 24, 2017
Earl B. Hailston

