Form 10-Q
period 2017-03-31
Helpful Alliance Co
filed 2017-05-10
CIK 1561257

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2017

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

Yes [X ] No [  ]

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

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
		Emerging growth company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

[  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ] No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date. As of May 10, 2017, there were 2,100,000 shares of Common Stock, $0.001 par value per share, issued and outstanding.

2

PART I – FINANCIAL INFORMATION

ITEM  1. FINANCIAL STATEMENTS

HELPFUL ALLIANCE COMPANY

INDEX TO FINANCIAL STATEMENTS

March 31, 2017

HELPFUL ALLIANCE COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2017	December 31, 2016
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$272,973	$402,409
Prepaid expenses and other current assets	2,914	2,650
Total Current Assets	275,887	405,059
OTHER ASSETS:
Equipment, net	1,773	1,843
Land held for development	471,536	322,028
Security deposit on lease	2,602	2,602
Total Other Assets	475,911	326,743
TOTAL ASSETS	$751,798	$731,532
LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	$113,123	$80,232
Accrued expenses	34,267	73,664
Accrued interest payable	143,618	109,595
Customer deposit liability – related party	9,420	4,000
Cash overdraft	30,099	7,200
Note payable	1,000,000	600,000
Notes payable, related party	657,000	432,000
Convertible note payable	-	400,000
Total Current Liabilities	1,987,527	1,706,691
TOTAL LIABILITIES	1,987,527	1,706,691
COMMITMENTS AND CONTINGENCIES (NOTE 12)
STOCKHOLDERS’ DEFICIT:
Preferred stock ($0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding)	-	-
Common stock - series X, ($0.001 par value; 40,000,000 shares authorized; 6,606,250 and 6,606,250 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively)	6,606	6,606
Common stock, ($0.001 par value; 200,000,000 shares authorized; 2,100,000 and 2,100,000 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively)	2,100	2,100
Additional paid-in capital	1,286,018	1,285,594
Accumulated deficit	(2,570,113)	(2,309,366)
TOTAL Helpful Alliance Company STOCKHOLDERS’ DEFICIT	(1,275,389)	(1,015,066)
Non-controlling interest	39,660	39,907
TOTAL STOCKHOLDERS’ DEFICIT	(1,235,729)	(975,159)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$751,798	$731,532

The accompanying notes are an integral part of these financial statements.

HELPFUL ALLIANCE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended
	March 31,
	2017	2016
REVENUES	$-	$7,872
OPERATING EXPENSES
Compensation	177,785	157,430
Professional fees	23,069	74,450
Interest expense	37,413	28,340
Other selling, general and administrative	30,827	20,138
TOTAL OPERATING EXPENSES	269,094	280,358
LOSS FROM OPERATIONS	(269,094)	(272,486)
OTHER INCOME
Other income	-	86
TOTAL OTHER INCOME	-	86
NET LOSS	$(269,094)	$(272,400)
NET LOSS - ATTRIBUTABLE TO NON-CONTROLLING INTEREST	(8,347)	-
NET LOSS - ATTRIBUTABLE TO THE COMPANY	(260,747)	(272,400)
NET LOSS PER COMMON SHARE
Basic and diluted	$(0.12)	$(0.13)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic and diluted	2,100,000	2,100,000

The accompanying notes are an integral part of these financial statements.

HELPFUL ALLIANCE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

For the Three Months Ended March 31, 2017

	Preferred Stock		Common Stock – Series X		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Non-Controlling Interest	Total Stockholders' Deficit
Balance at December 31, 2016	-	$-	6,606,250	$6,606	2,100,000	$2,100	$1,285,594	$(2,309,366)	$39,907	$(975,159)
Stock option issuance	-	-	-	-	-	-	424	-	-	424
Non-controlling interest in 5210 W Shore LLC	-	-	-	-	-	-	-	-	8,100	8,100
Net loss	-	-	-	-	-	-	-	(260,747)	(8,347)	(269,094)
Balance at March 31, 2017 (Unaudited)	-	$-	6,606,250	$6,606	2,100,000	$2,100	$1,286,018	$(2,570,113)	$39,660	$(1,235,729)

The accompanying notes are an integral part of these financial statements.

HELPFUL ALLIANCE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(269,094)	$(272,400)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	70	70
Stock option compensation	424	288
Changes in operating assets and liabilities:
Note interest receivable	-	224
Notes receivable	-	81,000
Due from affiliate	-	507
Prepaid expenses and other current assets	(264)	(21,724)
Accounts payable	32,891	6,005
Accrued expenses	(39,397)	15,077
Accrued interest payable	34,023	(84,105)
Land development cost	(149,508)	-
Customer advances, related party	5,420	-
Net cash used in operating activities	(385,435)	(275,058)
CASH FLOWS FROM FINANCING ACTIVITIES
Cash overdraft	22,899	2,427
Notes payable- related party	225,000	60,000
Non-controlling interest in 5210 W Shore LLC	8,100	-
Net cash provided by financing activities	255,999	62,427
NET DECREASE IN CASH AND CASH EQUIVALENTS	(129,436)	(212,631)
CASH - BEGINNING OF PERIOD	402,409	214,784
CASH - END OF PERIOD	$272,973	$2,153
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$3,390	$112,444
Income taxes	$-	$-
NON-CASH INVESTING AND FINANCING ACTIVITIES
Modification to note with conversion rights from convertible to non-convertible	$400,000	$-

The accompanying notes are an integral part of these financial statements.

HELPFUL ALLIANCE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017 and 2016

(Unaudited)

NOTE 1 – ORGANIZATION AND NATURE OF OPERATIONS

Incorporated in the state of Florida on April 11, 2012, we are a emergent growth construction management company with operations structured in three segments: (i) land development, (ii) engineering and (iii) construction. From our inception and going forward, we are developing core expertise in three areas: (i) engineering and producing pre-fabricated building kits that would enable easy-to-build construction of new properties; (iii) designing master plans and developing land for neighborhoods of new generation; and (iii) swift and inexpensive construction of building shells from foundation to roof. Our mission is to build new, health-conscious, tech-centric real-estate properties at lower cost and at superior speed.

From our inception to date, majority of our operations have been focused on engineering activities (i.e. testing novel building materials and developing proprietary building methods, revising and improving plan of development for our Seasons Creek community, and designing our building kits), and searching for land suitable for pilot-testing the selected technologies and building kits in real construction projects. However, because of significant time and effort constraints in conducting research and development and locating land for suitable construction projects to test the selected construction technology, the majority of our revenues from inception to date have been derived from financial assistance activities, in which we engaged in to generate sufficient working capital to fund our early stage business efforts. In 2016, we have completely withdrawn from the financial assistance segment and focused our efforts on the engineering, land development and construction activities.

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

As reflected in the accompanying unaudited financial statements, the Company had a net loss attributable to the Company of $260,747 and $272,400 for the three months ended March 31, 2017 and 2016, respectively, an accumulated deficit of $2,570,113 and working capital deficit of $1,711,640 at March 31, 2017. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital, implement its business plan, and generate significant revenues. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

HELPFUL ALLIANCE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017 and 2016

(Unaudited)

Principles of consolidation

The accompanying consolidated financial statements include the accounts of Helpful Alliance Company Inc., its subsidiaries, Seasons Creek Development LLC, in which our ownership was diluted from 100% to 67% in November 2016, a 97.5% subsidiary of Seasons Creek Development LLC, 5210 W Shore Drive LLC, and our wholly-owned subsidiaries, River City Park LLC, Washington Woods LLC and Alliance Business Park LLC and have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). All intercompany transactions and balances have been eliminated.

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

Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the economic environment, which management believes to be reasonable under the circumstances. Management adjusts such estimates and assumptions when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ from those estimates. Significant estimates during the three months ended March 31, 2017 and 2016 include allowance for doubtful accounts.

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

In our opinion, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly our financial position as of March 31, 2017, the results of our operations for the three months ended March 31, 2017 and 2016, and our cash flows for the three months ended March 31, 2017 and 2016. The results of our operations for the three months ended March 31, 2017 are not necessarily indicative of the results to be expected for the full year due to seasonal variations in operating results and other factors. The balance sheet at December 31, 2016 has been taken from the audited financial statements as of that date. These unaudited financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2016.

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

HELPFUL ALLIANCE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017 and 2016

(Unaudited)

The carrying amounts reported in the balance sheets for cash, current notes receivable, accounts payable and accrued expenses, accrued interest payable and due to officer approximate their fair market value based on the short-term maturity of these instruments. Furthermore, non-current notes receivable amounts approximate their fair value since they carry market rates of interest. The Company did not have any non-financial assets or liabilities that are measured at fair value on a recurring basis as of March 31, 2017.

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

Cash and cash equivalents

Cash and cash equivalents consist of cash and short-term highly liquid investments purchased with original maturities of three months or less. There were no cash equivalents at March 31, 2017 and December 31, 2016.

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

Land held for development

Land is carried at cost. The cost of development, construction activities and improvements are capitalized. The Company acquired two lands held for future development in State of Virginia, one in December 2015 at historical cost of $211,336, and in January 2017 the Company acquired a second land at a historical cost of $110,111, both of which represent the purchase price. During the three months ended March 31, 2017 and during the year ended December 31, 2016 the Company incurred costs attributable to the development activities in amount of $39,397and $110,692, respectively, which were capitalized.

Patent costs

Patents are stated at cost and are being amortized on a straight-line basis over the estimated future periods to be benefited. Patents are recorded at the historical cost basis. The Company will begin amortizing the patent costs when the patent applications are approved. The Company did not recognize any amortization expense for the three months ended March 31, 2017 and 2016.

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

March 31, 2017 and 2016

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

Stock-based compensation

Stock-based compensation is accounted for based on the requirements of the Share-Based Payment Topic of ASC 718 which requires recognition in the financial statements of the cost of employee and director services received in exchange for an award of equity instruments over the period the employee or director is required to perform the services in exchange for the award (presumptively, the vesting period). The ASC also requires measurement of the cost of employee and director services received in exchange for an award based on the grant-date fair value of the award. Stock-based compensation is included in Compensation expense and totaled $424 and $288 for the three months ended March 31, 2017 and 2016, respectively.

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

Interest Income: Revenue is earned on the interest-bearing notes based on the effective yield of the financial instrument. In the three months ended March 31, 2017 and 2016, the Company had $0 and $7,872 revenues, respectively, generated from interest income.

Construction: Revenues from the management of the construction, remodeling and sale of residential properties are recognized upon the sale of the properties. In the three months ended March 31, 2017 and 2016, the Company had no revenues generated by construction activities.

Business Development: Revenues from sales of home kits are recognized when the sales are closed and home kits are delivered to the customer. In the three months ended March 31, 2017 and 2016, the Company had no revenues generated by the sale of home kits.

Engineering consulting: Revenues from sales of engineering consulting services are earned when services are provided. In the three months ended March 31, 2017 and 2016 the Company had no revenues generated by engineering consulting.

HELPFUL ALLIANCE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017 and 2016

(Unaudited)

Segments

The Company follows the guidance of ASC 280-10 for “Disclosures about Segments of an Enterprise and Related Information." During the three months ended March 31, 2017 and 2016, the Company only operated in one segment.

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

The Company follows the provisions of FASB ASC 740-10 “Uncertainty in Income Taxes” (ASC 740-10). Certain recognition thresholds must be met before a tax position is recognized in the financial statements. An entity may only recognize or continue to recognize tax positions that meet a "more-likely-than-not" threshold. As of March 31, 2017 and December 31, 2016, the Company does not believe it has any uncertain tax positions that would require either recognition or disclosure in the accompanying financial statements.

Advertising and promotion

Advertising and promotion is expensed as incurred and is included in other selling, general and administrative expense and totaled $1,790 and $4,131 for the three months ended March 31, 2017 and 2016, respectively.

Research and development

Expenditures for research and product development costs are expensed as incurred and are included in other selling, general and administrative expense and totaled $1,222 and $21 for the three months ended March 31, 2017 and 2016, respectively.

Basic and diluted earnings per share

Pursuant to ASC 260-10-45, basic earnings per common share is computed by dividing income (loss) available to common shareholders by the weighted average number of shares of common stock outstanding for the periods presented. Diluted income per share is computed by dividing net income (loss) by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. Diluted income (loss) per share reflects the potential dilution that could occur if securities were exercised or converted into common stock or other contracts to issue common stock resulting in the issuance of common stock that would then share in the Company’sincome (loss) subject to anti-dilution limitations. Potentially dilutive common shares consist of common stock issuable for stock warrants, convertible debt, Series X - common stock, restricted stock options (using the treasury stock method). In periods where the Company has a net loss, all potentially dilutive securities are excluded from the computation of diluted shares outstanding as they would have had an anti-dilutive impact.

Net loss per share for each class of common stock is as follows:

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
Net Loss per common shares outstanding:
Basic Common stock	$(0.12)	$(0.13)
Weighted average shares outstanding:
Basic Common stock	2,100,000	2,100,000
Total weighted average shares outstanding	2,100,000	2,100,000

HELPFUL ALLIANCE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017 and 2016

(Unaudited)

The Company's aggregate common stock equivalents at March 31, 2017 and December 31, 2016 included the following:

	March 31, 2017	December 31, 2016
Convertible notes	-	250,000
Warrants for common stock	2,625,000	2,625,000
Series X - common stock	6,606,250	6,606,250
Restricted stock options	1,432,000	1,432,000
Total	10,663,250	10,913,250

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

HELPFUL ALLIANCE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017 and 2016

(Unaudited)

Reclassification

Certain reclassifications have been made to the prior year’s data to conform to current year representation. These reclassifications had no effect on the net loss.

NOTE 3 – EQUIPMENT

Equipment consists of the following:

	Estimated Useful Lives in Years	March 31, 2017	December 31, 2016
Trailer	10	$2,800	$2,800
Less total accumulated depreciation		(1,027)	(957)
Machinery and equipment, net		$1,773	$1,843

Depreciation expense for the three months ended March 31, 2017 and 2016 amounted to $70 and $70, respectively.

NOTE 4 – CONVERTIBLE NOTES PAYABLE

Convertible debt consists of the following at March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016

Convertible note in the principal amount of $400,000 was issued in June 2014. The note accrued interest at an annual rate of 8.0%, payable annually, with maturity in June 2017. This note was convertible into common stock at a conversion rate of $1.60 per share. Termination could occur prior to the maturity date for any reason with an early withdrawal notice one hundred days prior to the withdrawal date. If an early withdrawal does occur the principal loan amount shall be discounted by twenty percent. As of December 31, 2016, the amount of accrued interest was $32,533. On January 27, 2017, an amendment to this loan was made increasing the annual rate from 8.0% to 10.0% payable quarterly and this loan was combined with non-convertible note with principal amount of $600,000. The collateral for the non-convertible combined loan with principal amount of $1 million are Class-A Preferred Membership Interests of our subsidiary, Seasons Creek Development LLC, with conversion rate $50,000 per unit and the loan is no longer convertible into shares of Common Stock of the Company (See note 5). During the three months ended March 31, 2017 and 2016, the Company made payments for interest totaling $0 and $32,444, respectively.	$-	$400,000
Total	-	400,000
Less Current Portion	-	(400,000)
Convertible notes payable, long term	$-	$-

HELPFUL ALLIANCE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017 and 2016

(Unaudited)

NOTE 5 – NOTES PAYABLE

Non-convertible debt consists of the following at March 31, 2017, and December 31, 2016:

	March 31, 2017	December 31, 2016

Convertible note in the principal amount of $1,000,000 was issued in March 2013. On May 16, 2016, the Company repaid $400,000 and issued a restated and amended note for the remaining amount due of $600,000 as a non-convertible note. The note accrues interest at an annual rate of 10.0%, payable quarterly, and matured on June 30, 2016. As of December 31, 2016, the amount of accrued interest was $70,192 and the note was in default for non-payment of principal and interest. On January 27, 2017, an extension to this loan was made extending the maturity date to June 30, 2017 and the note was combined with previously convertible note with principal amount of $400,000 (See note 4). The collateral for the combined loan are Class-A Preferred Membership Interests of our subsidiary, Seasons Creek Development LLC, with conversion rate $50,000 per unit. As of March 31, 2017, the amount of accrued interest under combined loan was $126,844. During the three months ended March 31, 2017, the Company did not make any payments for interest. The company is in default for non-payment of the interest at March 31, 2017.	$1,000,000	$600,000
Total	1,000,000	600,000
Less Current Portion	(1,000,000)	(600,000)
Non-convertible notes payable, long term	$-	$-

NOTE 6 – NOTES PAYABLE - RELATED PARTIES

Notes payable with related parties consists of the following at March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2015
On February 22, 2016, the Company received $10,000 for note payable issued from an affiliated company. The note accrues interest at an annual rate of 5.0%, payable quarterly, and matures on December 31, 2017. As of March 31, 2017, and December 31, 2016, the amount of accrued interest was $249 and $126, respectively. During the three months ended March 31, 2017 and 2016, the Company made payments for interest totaling $0 and $0, respectively.	$10,000	$10,000

In February, March, April, May and June, 2016, the Company received an aggregate principal amount of $100,000 for notes payable issued from the Company’s founder. The notes accrue interest at an annual rate of 5.0%, payable quarterly, and mature on December 31, 2017. As of March 31, 2017, and December 31, 2016, the amount of accrued interest was $2,493 and $1,260, respectively. During the three months ended March 31, 2017 and 2016, the Company made payments for interest totaling $0 and $0, respectively.	100,000	100,000

HELPFUL ALLIANCE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017 and 2016

(Unaudited)

On June 30, 2016, the Company received $50,000 for note payable issued from the Company’s founder. The note accrues interest at an annual rate of 8.0%, payable quarterly, and matures on December 31, 2017. As of March 31, 2017, and December 31, 2016, the amount of accrued interest was $1,994 and $1,008, respectively. During the three months ended March 31, 2017 and 2016, the Company made payments for interest totaling $0 and $0, respectively.	50,000	50,000

In July 2016, the Company received an aggregate principal amount of $75,000 for note payable issued from the Company’s founder. The notes accrue interest at an annual rate of 8.0%, payable quarterly, and mature on December 31, 2017. As of March 31, 2017, and December 31, 2016, the amount of accrued interest was $1,479 and $1,512, respectively. During the three months ended March 31, 2017 and 2016, the Company made payments for interest totaling $1,512 and $0, respectively.	75,000	75,000

In August 2016, the Company received an aggregate principal amount of $52,000 for note payable issued from the Company’s founder. The note accrues interest at an annual rate of 12.5%, payable monthly, and matures on December 31, 2017. As of March 31, 2017, and December 31, 2016, the amount of accrued interest was $1,051 and $534, respectively. During the three months ended March 31, 2017 and 2016, the Company made payments for interest totaling $1,086 and $0, respectively.	52,000	52,000

In August 2016, the Company received an aggregate principal amount of $5,000 for note payable issued from an affiliated company. The note accrues interest at an annual rate of 12.5%, payable quarterly, and matures on December 31, 2017. As of March 31, 2017, and December 31, 2016, the amount of accrued interest was $154 and $158, respectively. During the three months ended March 31, 2017 and 2016, the Company made payments for interest totaling $158 and $0, respectively.	5,000	5,000

In September 2016, the Company received an aggregate principal amount of $50,000 for note payable issued from the Company’s founder. The notes accrue interest at an annual rate of 12.5%, payable quarterly, and mature on December 31, 2017. As of March 31, 2017, and December 31, 2016, the amount of accrued interest was $3,116 and $1,575, respectively. During the three months ended March 31, 2017 and 2016, the Company made payments for interest totaling $0 and $0, respectively.	50,000	50,000

In October 2016, the Company received a principal amount of $5,000 for note payable issued from the Company’s founder. The note accrues interest at an annual rate of 12.5%, payable quarterly, and matures on December 31, 2017. As of March 31, 2017, and December 31, 2016, the amount of accrued interest was $154 and $139, respectively. During the three months ended March 31, 2017 and 2016, the Company made payments for interest totaling $139 and $0, respectively.	5,000	5,000

HELPFUL ALLIANCE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017 and 2016

(Unaudited)

In November 2016, the Company received an aggregate principal amount of $20,000 for notes payable issued from an affiliated company. The notes accrue interest at an annual rate of 5.0%, payable quarterly, and mature on December 31, 2017. As of March 31, 2017, and December 31, 2016, the amount of accrued interest was $247 and $156, respectively. During the three months ended March 31, 2017 and 2016, the Company made payments for interest totaling $156 and $0, respectively.	20,000	20,000

In November 2016, the Company received a principal amount of $5,000 for note payable issued from the Company’s founder. The note accrues interest at an annual rate of 12%, payable quarterly, and matures on December 31, 2017. As of March 31, 2017, and December 31, 2016, the amount of accrued interest was $148 and $64, respectively. During the three months ended March 31, 2017 and 2016, the Company made payments for interest totaling $0 and $0, respectively.	5,000	5,000

In November 2016, the Company received a principal amount of $5,000 for note payable issued from the Company’s founder. The note accrues interest at an annual rate of 12%, payable quarterly, and matures on December 31, 2017. As of March 31, 2017, and December 31, 2016, the amount of accrued interest was $148 and $61, respectively. During the three months ended March 31, 2017 and 2016, the Company made payments for interest totaling $61 and $0, respectively.	5,000	5,000

In December 2016, the Company received an aggregate principal amount of $55,000 for notes payable issued from an affiliated company. The notes accrue interest at an annual rate of 12.0%, payable quarterly, and mature on December 31, 2017. As of March 31, 2017, and December 31, 2016, the amount of accrued interest was $1,627 and $278, respectively. During the three months ended March 31, 2017 and 2016, the Company made payments for interest totaling $278 and $0, respectively.	55,000	55,000

In January, February and March 2017, the Company received an aggregate principal amount of $140,000 for notes payable issued from the Company’s founder. The notes accrue interest at an annual rate of 12%, payable quarterly, and mature on December 31, 2017. As of March 31, 2017, and December 31, 2016, the amount of accrued interest was $2,382 and $0, respectively. During the three months ended March 31, 2017 and 2016, the Company did not make any payments for interest, respectively.	140,000	-

In January, February and March 2017, the Company received an aggregate principal amount of $85,000 for notes payable issued from an affiliated company. The notes accrue interest at an annual rate of 12.0%, payable quarterly, and mature on December 31, 2017. As of March 31, 2017, and December 31, 2016, the amount of accrued interest was $1,746 and $0, respectively. During the three months ended March 31, 2017 and 2016, the Company did not make any payments for interest, respectively.	85,000	-
Total	657,000	432,000
Less Current Portion	(657,000)	(432,000)
Notes payable - related party, long term	$-	$-

HELPFUL ALLIANCE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017 and 2016

(Unaudited)

Transactions involving related parties cannot be presumed to be carried out on an arm's-length basis, as the requisite conditions of competitive, free-market dealings may not exist.

NOTE 7 –ACCRUED EXPENSES

At March 31, 2017 and December 31, 2016, accrued expenses consisted of the following:

	March 31, 2017	December 31, 2016
Accrued payroll	$21,630	$11,326
Payroll taxes payable	12,429	62,338
Reimbursement due to employee	208	-
Total	$34,267	$73,664

NOTE 8 – RELATED PARTY TRANSACTIONS

Due to affiliates

On February 22, 2016, the Company received $10,000 for note payable issued from an affiliated company. The note accrues interest at an annual rate of 5.0%, payable quarterly, and matures on December 31, 2017. As of March 31, 2017, and December 31, 2016, the amount of accrued interest was $249 and $126, respectively. During the three months ended March 31, 2017 and 2016, the Company made payments for interest totaling $0 and $0, respectively (see Note 6).

In February, March, April, May, and June, 2016, the Company received an aggregate principal amount of $100,000 for notes payable issued from the Company’s founder. The notes accrue interest at an annual rate of 5.0%, payable quarterly, and mature on December 31, 2017. As of March 31, 2017, and December 31, 2016, the amount of accrued interest was $2,493 and $1,260, respectively. During the three months ended March 31, 2017 and 2016, the Company made payments for interest totaling $0 and $0, respectively (see Note 6).

On June 30, 2016, the Company received $50,000 for note payable issued from the Company’s founder. The note accrues interest at an annual rate of 8.0%, payable quarterly, and matures on December 31, 2017. As of March 31, 2017, and December 31, 2016, the amount of accrued interest was $1,994 and $1,008, respectively. During the three months ended March 31, 2017 and 2016, the Company made payments for interest totaling $0 and $0, respectively (see Note 6).

In July 2016, the Company received an aggregate principal amount of $75,000 for note payable issued from the Company’s founder. The notes accrue interest at an annual rate of 8.0%, payable quarterly, and mature on December 31, 2017. As of March 31, 2017, and December 31, 2016, the amount of accrued interest was $1,479 and $1,512, respectively. During the three months ended March 31, 2017 and 2016, the Company made payments for interest totaling $1,512 and $0, respectively (see Note 6).

In August 2016, the Company received an aggregate principal amount of $52,000 for note payable issued from the Company’s founder. The note accrues interest at an annual rate of 12.5%, payable monthly, and matures on December 31, 2017. As of March 31, 2017, and December 31, 2016, the amount of accrued interest was $1,051 and $534, respectively. During the three months ended March 31, 2017 and 2016, the Company made payments for interest totaling $1,086 and $0, respectively (see Note 6).

In August 2016, the Company received an aggregate principal amount of $5,000 for note payable issued from an affiliated company. The note accrues interest at an annual rate of 12.5%, payable quarterly, and matures on December 31, 2017. As of March 31, 2017, and December 31, 2016, the amount of accrued interest was $154 and $158, respectively. During the three months ended March 31, 2017 and 2016, the Company made payments for interest totaling $158 and $0, respectively (see Note 6).

HELPFUL ALLIANCE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017 and 2016

(Unaudited)

In September 2016, the Company received an aggregate principal amount of $50,000 for note payable issued from the Company’s founder. The notes accrue interest at an annual rate of 12.5%, payable quarterly, and mature on December 31, 2017. As of March 31, 2017, and December 31, 2016, the amount of accrued interest was $3,116 and $1,575, respectively. During the three months ended March 31, 2017 and 2016, the Company made payments for interest totaling $0 and $0, respectively (see Note 6).

In October 2016, the Company received a principal amount of $5,000 for note payable issued from the Company’s founder. The note accrues interest at an annual rate of 12.5%, payable quarterly, and matures on December 31, 2017. As of March 31, 2017, and December 31, 2016, the amount of accrued interest was $154 and $139, respectively. During the three months ended March 31, 2017 and 2016, the Company made payments for interest totaling $139 and $0, respectively (see Note 6).

In November 2016, the Company received an aggregate principal amount of $20,000 for notes payable issued from an affiliated company. The notes accrue interest at an annual rate of 5.0%, payable quarterly, and mature on December 31, 2017. As of March 31, 2017, and December 31, 2016, the amount of accrued interest was $247 and $156, respectively. During the three months ended March 31, 2017 and 2016, the Company made payments for interest totaling $156 and $0, respectively (see Note 6).

In November 2016, the Company received a principal amount of $5,000 for note payable issued from the Company’s founder. The note accrues interest at an annual rate of 12%, payable quarterly, and matures on December 31, 2017. As of March 31, 2017, and December 31, 2016, the amount of accrued interest was $148 and $64, respectively. During the three months ended March 31, 2017 and 2016, the Company made payments for interest totaling $0 and $0, respectively (see Note 6).

In November 2016, the Company received a principal amount of $5,000 for note payable issued from the Company’s founder. The note accrues interest at an annual rate of 12%, payable quarterly, and matures on December 31, 2017. As of March 31, 2017, and December 31, 2016, the amount of accrued interest was $148 and $61, respectively. During the three months ended March 31, 2017 and 2016, the Company made payments for interest totaling $61 and $0, respectively (see Note 6).

In December 2016, the Company received an aggregate principal amount of $55,000 for notes payable issued from an affiliated company. The notes accrue interest at an annual rate of 12.0%, payable quarterly, and mature on December 31, 2017. As of March 31, 2017, and December 31, 2016, the amount of accrued interest was $1,627 and $278, respectively. During the three months ended March 31, 2017 and 2016, the Company made payments for interest totaling $278 and $0, respectively (see Note 6).

In January, February and March 2017, the Company received an aggregate principal amount of $140,000 for notes payable issued from the Company’s founder. The notes accrue interest at an annual rate of 12%, payable quarterly, and mature on December 31, 2017. As of March 31, 2017, and December 31, 2016, the amount of accrued interest was $2,382 and $0, respectively. During the three months ended March 31, 2017 and 2016, the Company did not make any payments for interest, respectively (see Note 6).

In January, February and March 2017, the Company received an aggregate principal amount of $85,000 for notes payable issued from an affiliated company. The notes accrue interest at an annual rate of 12.0%, payable quarterly, and mature on December 31, 2017. As of March 31, 2017, and December 31, 2016, the amount of accrued interest was $1,746 and $0, respectively. During the three months ended March 31, 2017 and 2016, the Company did not make any payments for interest, respectively (see Note 6).

HELPFUL ALLIANCE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017 and 2016

(Unaudited)

In December 2016 and March 2017, the Company received deposits for custom home plan designs and home kits in amount of $4,000 and $5,420, respectively, the total of $9,420, from an affiliated company.

Transactions involving related parties cannot be presumed to be carried out on an arm's-length basis, as the requisite conditions of competitive, free-market dealings may not exist.

NOTE 9 – CONCENTRATIONS

Concentration of credit risk

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. The Company has not experienced any losses in such accounts through March 31, 2017. There was $22,935 and $152,409 excess of FDIC insured levels as of March 31, 2017, and December 31, 2016, respectively.

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

Customers

The company had no revenues during the three months ended March 31, 2017 and two customers accounted for 10% or more of the Company’s revenue, totaling 100.0%, during the three months ended March 31, 2016.

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
Customer 1	-	80.3%
Customer 2	-	19.7%
	-	100.0%

Suppliers

No supplier accounted for 10% or more of the Company’s purchase during the three months ended March 31, 2017 and 2016, respectively.

NOTE 10 – NON-CONTROLLING INTEREST

On October 19, 2016, our subsidiary, Seasons Creek Development LLC issued 33% ownership structured in the form of 10 units of Class-B Preferred Share LLC Membership Interests bearing 14.0% annual yield and the right for Class-B Preferred Profit Share of 30%. Both, the Class-B Preferred Yield and the Class-B Preferred Profit Share are payable to Class-B LLC Member upon completion of the Seasons Creek project or as declared by our Board of Directors for $50,000 per unit or aggregate $500,000 for 10 units. In November 2016, as a result from this sale, our ownership in Seasons Creek Development LLC was diluted from 100% to 67% and structured in the form of 20 Units of Class-A Preferred Share LLC Membership Interests bearing 14.0% annual yield and Class-A Preferred Profit Share of 30%, both payable to us upon completion of the Seasons Creek project or as declared by our Board of Directors and 1 Unit Common Share LLC Membership Interests. The sale of the non-controlling interest was accounted for under ASC 810-10-45, which requires the Company to account for proceeds in excess of the carrying amount as an adjustment to additional paid-in capital. The Company recorded $410,000 increase in Additional Paid-in Capital. Furthermore, upon completion of this sale, we have entered the Amended and Restated Exclusive Construction Management Agreement with new member of Seasons Creek Development LLC entitling us to approximately $1.75 million in construction management fees payable to us upon completion of the Seasons Creek project.

HELPFUL ALLIANCE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017 and 2016

(Unaudited)

On January 30, 2017, Seasons Creek Development LLC acquired 1,100 Class A Preferred LLC Membership Interests in 5210 W Shore Drive LLC, a Virginia limited liability company for $110,000, which were used to purchase an individual building lot located at 5210 West Shore Road, Midlothian, Virginia 23112. On February 6, 2017, 5210 W Shore Drive LLC issued 1,100 Class A Preferred LLC Membership Interests to Seasons Creek Development LLC. The closing for the purchase of lot was held on January 31, 2017. The lot was purchased from a non-affiliated seller. The 1,100 Class A Preferred LLC Membership Interests bear 14.0% Class A Preferred annual yield and are redeemable at any time. As of March 31, 2017, Seasons Creek Development LLC owns 97.5% of the outstanding equity securities of 5210 W Shore Drive LLC. The remaining 2.5% are owned jointly by Gurin Group LLC, which is operated by our officer and director, Mr. Sergey Gurin, Ms. Tatyana Gurina, daughter of our officer and director Mr. Sergey Gurin, and by Ms. Ganna Mikheleva, one of our employees, all of whom invested an aggregate amount of $8,100 into 5210 W Shore Drive LLC.

As of March 31, 2017 and December 31, 2016, our consolidated balance sheets reflected total non-controlling interests of $39,660 and $39,907, respectively, which represent the equity portion of our subsidiary held by non-controlling investors in Seasons Creek Development LLC and 5210 W Shore Drive LLC, which is subsidiary of Seasons Creek Development LLC.

note 11 – STOCKHOLDERs’ EQUITY (DEFICIT)

On July 1, 2014 the Company amended the Articles of Incorporation to decrease the total authorized shares from 2.5 billion to 250 million and increased the par value from $0.0001 to $0.001. The amended authorized shares consist of 10,000,000 preferred shares, 40,000,000 Series-X common shares and 200,000,000 common shares.

Preferred Stock

The Company is authorized to issue 10,000,000 shares of its $0.001 par value preferred stock in one or more series with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. As of March 31, 2017 and December 31, 2016, no preferred shares were issued and outstanding.

Series-X Common Stock

The Company is authorized to issue 40,000,000 shares of its $0.001 par value Series-X common stock. The shares of Series-X common stock have no voting rights, no dividend rights, no liquidation rights, and no registration rights. Each one share of Series-X common stock may be converted into one share of fully paid Common stock, from time to time, as permitted by the Company’s Board of Directors. As of March 31, 2017 and December 31, 2016, 6,606,250 shares of Series-X common stock were issued and outstanding, respectively.

On March 31, 2015 the Company issued 206,250 Series-X common shares to a note-holder for the conversion of his $330,000 note. This stock can be converted to common stock as follows:

●	With respect to 20% of the Shares, on the date when the Company's Board of Directors announces its decision to undertake an initial public offering of any of the Company's securities;

●	With respect to the additional 25% of such shares, on the date when the price per common share of the Company on public market exceeds $5.00 for any 20 consecutive trading days;

●	With respect to the next additional 25% of such shares on the date when the price per common share of the Company on public market exceeds $7.00 for any 20 consecutive trading days;

●	With respect to the remaining 30% of such shares, on the date when the price per common share of the Company on public market exceeds $10.00 for any 20 consecutive trading days;

HELPFUL ALLIANCE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017 and 2016

(Unaudited)

Or earlier, if the Company engages in a transaction (1) resulting in its shareholders having the right to exchange their shares for cash or other securities or (2) involving a consolidation, merger or other change in the majority of our board of directors or management team in which the company is the surviving entity.

Common Stock

The Company is authorized to issue 200,000,000 shares of its $0.001 par value common stock. As of March 31, 2017 and December 31, 2016, 2,100,000 shares of common stock were issued and outstanding, respectively.

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

HELPFUL ALLIANCE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017 and 2016

(Unaudited)

This stock option was valued using the Black-Scholes model using a volatility of 72.47% (derived using the average volatility of three similar public companies), an expected term of 4.7 years and a discount rate of 1.33%. The value of the stock option, $532 will be recognized as expense over the period required to meet the performance criteria which is estimated to be approximately five years.

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

This stock option was valued using the Black-Scholes model using a volatility of 97.36% (derived using the average volatility of three similar public companies), an expected term of 6.1 years and a discount rate of 1.59%. The value of the stock option for each of the three employees and the Company’s counsel, $2,481, will be recognized as expense over the period required to meet the performance criteria which is estimated to be approximately six years.

Stock compensation expense of aggregate $424, and $288 was recorded for the three months ended March 31, 2017 and 2016, respectively.

HELPFUL ALLIANCE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017 and 2016

(Unaudited)

A summary of option activity under the Company’s stock plan for the three months ended March 31, 2017 is presented below:

Option Activity	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2016	1,432,000	$0.11	4.4 years	-
Granted	-	$-
Exercised	-	$-
Forfeited or Expired	-	$-
Outstanding at March 31, 2017	1,432,000	$0.11	4.1 years	$-
Exercisable at March 31, 2017	543,200	$0.11	4.1 years	$-

The aggregate intrinsic value in the table above is before applicable income taxes and represents the excess amount over the exercise price optionees would have received if all options had been exercised on the last business day of the period indicated.

A summary of the Company’s non-vested options for the three months ended March 31, 2017 is presented below:

Non-vested Options	Shares	Weighted Average Grant-Date Fair Value
Non-vested at December 31, 2016	888,800	$0.01
Granted	-	-
Vested	-	-
Forfeited	-	-
Non-vested at March 31, 2017	888,800	$0.01

The weighted average grant-date fair value of stock options granted during three months ended March 31, 2017 and fiscal year ended December 31, 2016 $0 and $0, respectively. The total grant-date fair values of stock options that vested during the three months ended March 31, 2017 and during fiscal year 2016 were $0 and $5,432, respectively.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

On November 1, 2016, the Company executed a lease for the offices at Deerfield Beach, FL, from a non-affiliated company. The rent is $2,602 per month. The term of the lease is two years from November 1, 2016 to October, 2018. A security deposit in amount $2,602 was required.

Office lease expense was $7,900 and $5,334 for the three months ended March 31, 2017 and 2016, respectively.

NOTE 13 – SUBSEQUENT EVENTS

On April 5, 2017, the Company received $50,000 for note payable issued from the Company's founder. The note accrues interest at an annual rate of 12.0%, payable quarterly, and matures in December 31, 2017.

On April 25, 2017, the Company received $20,000 from an affiliated company for purchase of all rights for U.S. Patent Application 62/222,424 - Building block and interlocking construction method filed on September 23, 2015.

On April 28, 2017, the Company received $3,000 for note payable issued from the Company's founder. The note accrues interest at an annual rate of 12.0%, payable quarterly, and matures in December 31, 2017.

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

Overview

Incorporated in the state of Florida on April 11, 2012, we are an emerging growth construction management company with operations structured in three segments: (i) land development, (ii) engineering and (iii) construction. Since our inception, we have been developing core expertise in three areas: (a) engineering and producing pre-fabricated building kits intended to enable the easy-to-build construction of new properties; (b) designing master plans and developing land for neighborhoods of the next generation; and (c) learning to erect building shells from foundation to roof swiftly and inexpensively. Our mission is to build new, health-conscious, tech-centric real-estate properties at lower cost and at superior speed.

To date, the majority of our operations have been focused on engineering activities (i.e., testing novel building materials and developing proprietary building methods, revising and improving the development plan for our Seasons Creek community consisting of approximately 28.8 acres located in Chesterfield, Virginia, and designing our building kits), and searching for land suitable to test pilot selected technologies and building kits in real construction projects. However, because of significant time and capital constraints in conducting research and development and locating land for suitable construction projects to test the selected construction technology, the majority of our revenues from inception to 2016 were derived from financial assistance activities in which we engaged to generate sufficient working capital to fund our early stage business efforts. In 2016, we completely withdrew from the financial assistance segment and focused our efforts on the engineering, land development and construction activities.

We are headquartered in Deerfield Beach, Florida (within the Fort Lauderdale, FL metropolitan area), and presently engaged in searching, purchasing, and developing raw land for building residential and commercial real estate properties in the Florida and Virginia. Upon incorporation, our founders, Dr. Temnikov, Mr. Gurin and FVZ, LLC (represented by Ms. Fay Katz and Mr. Val Zevel), collectively invested $100,000 to finance our start-up expenses. In addition, our initial investors collectively invested approximately 2.9 million in equity and debt. In addition, Dr. Temnikov and Mr. Gurin, directly and through affiliated entities, loaned approximately $860,000 to the Company, and unaffiliated third parties invested an aggregate of $500,000 equity capital into our subsidiary, Seasons Creek Development LLC. From inception to date of this report, the aggregate amount of $4.36 million was contributed to our business operations by our founders and investors.

On September 8, 2016, our Registration Statement on Form S-1 (File No. 333-205358) was declared effective by the Securities and Exchange Commission (the “Registration Statement”). We registered 15,025,658 shares of common stock at an offering price of $2 per share, of which 14,500,000 shares, or 96.5%, were registered by the Company in connection with its initial public offering and the remaining 525,658 shares, or 3.5%, were registed on behalf of the Selling Stockholders named in the Registration Statement. As of the date of this report, no shares have been sold pursuant to the Registration Statement and there is no public trading market for our securities.

Operating Segments:

● Engineering: In the course of our engineering activities, we are creating and developing (a) proprietary construction systems and methods of their assembly that are anticpated to enable us and our partners to optimize the cost-benefit efficiency of the construction process, (b) proprietary building kits that, when prefabricated, are expected to enable us and our partners build real estate properties at a lower cost and superior speed, and (c) proprietary plans of development for our living communities that we intend to market under our Organic CommunityTM brand.

At the date of this report, we have one patent application pending review by the U.S. Patent and Trademark Office (USPTO) cited below on page 9. We believe when issued, our patents should provide adequate protection of our intellectual properties. However, at the time of this report, we cannot assure you that any of our patents would be granted or issued by the USPTO, or if issued, that such patents would not be challenged with reexamination, and, if so challenged, that such patents would be reaffirmed by the USPTO. We cannot assure you that a third party would not infringe on our patents (when and if issued) and that we will be able to adequately protect our patents and other intellectual properties if and as required. At the date of this report, we cannot assure, that we will have the necessary financing to conduct our engineering research and development activities on time or at all.

At the date of this report, we have not completed the development of any building kits nor are any kits presently for sale. However, in March 2017 we have completed architectural design for our first single-family home building kit, the Woodlake home model kit, which we anticipate testing during 2017 through the construction of this property at 5210 West Shore Road, Midlothian, Virginia 23112. We have purchased and currently own the building lot at 5210 West Shore Road, Midlothian, Virginia 23112 with no mortgage or debt. The Woodlake home model features approximately 4,350 square feet of living space with two car garage. It is our goal to complete the construction of this model under $60 per square foot.

As we develop the proprietary building materials and methods, we envision using these novelties in both, remodeling and new construction activities, which we believe will ultimately enable us to generate land development and construction revenues, hence enabling us funding increasingly more money for our engineering and product development activities in our search for a faster and less expensive construction, and further deployment of these products to the addressable markets.

● Land Development: In the course of our land development activities, we search for, find, and purchase land suitable for construction of intended properties, and manage land development works, including but not limited to creating plans of development, obtaining permits, conducting earthwork, site clearing, installation of utility lines, road creation, and other works necessary to result in the recordation of individual lots ready for commencement of real estate property construction. Most of these works will be outsourced to independent contractors, whereas we manage the contractors’ performance based on our plans of development and project guidelines. We also conduct due diligence for potential project analysis, including, but not limited to, project feasibility studies using our engineering, architectural, and administrative resources; market research using a network of local real estate agents; and calculations of expected financial performance for each project type, size, timeline, budgets and profits.

● Construction: As of the date of this report, we have not commenced construction activities yet. However, based on the current status of our projects, we anticipate commencing construction activities in June 2017. Our construction activities will comprise practical application of our proprietary products, construction methods, building process, and know-how as outlined below in this section. Engaging in the construction of concrete walls using our proprietary wall panels is expected to allow us to create short-term revenue streams, test our wall panels in real-time products. This could also allow us to use profits to scale up our business, and to develop, measure, and prove the cost/time advantages that we plan on selling to our customers and partners and use in the development of our proprietary building kits. Engaging in the construction of new properties, such as, including, but not limited to, residential and commercial properties under our projects as described below, is expected to allow us to establish mid-term revenues and profits. Engaging in the development of the master plans for our Organic Communities, such as, including, but not limited to, 70 homes in our Seasons Creek project, is expected to allow us to form a long-term revenue pipeline with lasting benefits for our target market groups, as well as for our Company and stockholders.

In the course of our construction activities, we intend to build new properties and to test novel methods, materials, equipment, and related technologies on actual projects. Our construction activities we will be diversified into two main activity groups: (1) managing our own projects, and (2) managing projects in alliance with other developers and builders. Starting from June 2017, we intend to manage construction of properties based upon our proprietary building kits and plans of development via our own projects beginning with Profit Bright Plaza and Courthouse Commons. In projects in alliance with other builders, we intend to manage all aspects of construction from purchase of building lots to sale of properties to enable our partners focus solely on managing subcontractors and ensuring code compliance.

Products

We continue to develop products in three principal product groups, each of which is designed to be a natural expansion of the previously planned product group, and the combination of which is designed to improve the way people build properties and organize their living in the 21st century:

●

Wall Panels – We are developing,with the intention of offering for sale, our proprietary wall panels that we believe will enable contractors to build concrete walls faster and at a lesser cost. We are attempting to protect our intellectual properties underlying this wall panel product line by filing and prosecuting U.S. Patent Application 62/406,165 - Wall panel, wall spacer, and method of construction filed on October 10, 2016.

The cost advantage is mainly based upon a reduced cost of labor required to build a structure as compared with using traditional cinderblock or removable mold forms. Our engineering and developmental testing indicate that our wall panels are currently applicable to build structural basement walls, retaining walls, or any other type of walls (except sea walls) up to a height of 24 feet. This line of products features utility that is new to the construction industry, and, therefore, is presently unknown to other developers and builders. As of the date of this report, we have not tested any of the wall panels in a real construction project. However, in 1Q2017, we have procured the materials necessary to produce several prototypes of our wall panels. We are planning to produce these prototypes and test the panels in real projects during 2017.

●	Building Kits – We are designing and developing the set of engineering specifications and construction materials that we call “Building Kits.” We intend to start production in June 2017. We envision this product line to be a natural expansion of our wall panel product line, as we incorporate such wall panels into the Building Kits. At the present time, we are developing the building kits for single- and multi-family structures up to 60 feet of height. Our goal is to test the performance of certain building kits in our Seasons Creek and other near-term projects and offer first building kits for sale in year 2020.

●	Organic Communities – We are designing new living communities that utilize our proprietary Organic Community concept that we believe will present a new perception of organized living for people to work and live in the 21st century. We envision this product line to be a natural expansion of our planned building kits product line, as we intend on developing the building kits to comprise and build properties in our Organic Community neighborhoods. This product line is focused on Millennials and the Generation-Z generation markets. Our goal is to test certain Organic Community functionality in our Seasons Creek and other near-term projects, and present a full-scale Organic Community neighborhood, River City Park, available for occupancy by 2030.

All of our anticipated products are new to the construction industry, and, therefore, are presently unknown to other developers and builders. In effort to expedite market awareness about our wall panels, we are currently planning to offer other builders and developers the opportunity to purchase our products at discounted prices, which include basic training programs. We believe our products are simple to understand and intuitive to use for any builder experienced in concrete construction. However, if an extensive training would be required, we are offering such training at a price additional to the product price.

The development of our products is lengthy and subject to several risks and obstacles. It is further subject to various uncertainties and barriers to market entry. For example, our competitors may compete against us with products based on the technologies other than those protected by our patent applications and/or other than those we are contemplating to use for our products (e.g. EVG-3D Panel technology), which may be more competitive than our products. Also, numerous other companies are developing competitive products based on the EVG-3D Panel technology and other technologies we are contemplating to use for our products, and such products (including materials, tools, and assembly methods) may be developed more competitive than our products. Although we continue researching and screening other novel construction technologies, there is no guarantee that we will be able to adopt these technologies for product development. Licensing the technologies from inventors may require significant capital resources, which we do not have at this time and there is no guarantee that we will be able to raise such resources in adequate amounts or at all. Also, licenses may be revoked or the technologies may become obsolete, in which case the amount of license fees paid would be non-refundable. Even if and when we develop technologies in-house and file patents, prosecuting and defending these patents will require additional capital, and there is no guarantee that, even if we raise such capital and pay our patent agents and attorneys, such patents will be granted. If patents are granted, any party can request re-examination of the patents, upon which the patents may be revoked by the USPTO. Patents may also be found infringing on other patents, which may cause us being responsible for additional license and royalty fees. Our engineering and product development efforts will require significant capital, and, although we are planning to obtain such capital through private and public offerings of our securities, there are no guarantees or assurances that we would be able to obtain such capital in adequate amounts or at all. Furthermore, if we are successful in the technology implementation, engineering and product development, obtaining product approvals and conducting continuing testing will require additional capital. Our land and property purchases to test our products in pilot-test projects will also require significant capital, and we cannot predict the then-current market conditions, in which we would be required to raise such capital. Hence, we cannot guarantee that we will be able to complete our product development, even if some capital is obtained. We will be also subject to several other risks and obstacles while implementing our business plan and operating our company. Even when we are successful in developing competitive products, we will face several risks and uncertainties. Please read “Business” and “Risk Factors” sections for more information.

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

Seasons Creek – On November 30, 2015, we formed Seasons Creek Development LLC, a Virginia limited liability company of which the Company is currently the managing member, under which we purchased and are developing a parcel of land consisting of approximately 28.8 acres located in Chesterfield, Virginia. We consummated our purchase of the land on December 11, 2015. The land has been zoned to accommodate up to 70 single family homes and currently holds a tentative plan of development approval. We intend to develop this land into a residential subdivision to be called “Seasons Creek” consisting of 70 single family homes built with the novel construction materials and methods we have researched. As of the date of this report, we have performed major engineering revisions of our plan of development for the 70 buildable lots and submitted such revisions to Chesterfield County, Virginia for review and approval.

We estimate that approximately $2.75 million (excluding general and administrative expenses and other concurrent operating expenses associated with management of the project LLC) will be required to conduct land development works. The amount of proceeds that we raise in our initial public offering or other financings will determine which way we proceed to finance the potential land purchase for this project. We anticipate financing this $2.75 million either from the proceeds of initial public offering of our common shares, which was effectuated by the SEC on September 8, 2016, or by causing our subsidiary, Seasons Creek Development LLC, to issue and sell its securities in one or more private offerings. As of the date of this report, Seasons Creek Development LLC has sold 20 units of Class-B Preferred LLC Membership Interests to an unaffiliated investor for $500,000; however, we cannot assure our shareholders, including those who may invest into our initial public offering or into any private offerings related to our Seasons Creek project, that we will have the necessary financing to the land development, neighborhood design, or execution of the Seasons Creek project. We currently anticipate being able to obtain a land disturbance permit and for contractors to begin earthwork, utilities work, and other land development works during third quarter of 2017, subject to acquiring certain easements and approvals. We estimate the Seasons Creek land development works to take approximately 6 months.

We are managing the Seasons Creek project under the Exclusive Construction Management Agreement we have executed with the Seasons Creek project investors. This agreement grants us the exclusive construction management rights over the Seasons Creek project and entitles us to a compensation of $12 per square foot that will be built and sold under the Seasons Creek project operations. Resulting from the execution of the exclusive construction management agreement, we anticipate receiving, upon completion of Seasons Creek project, the amount of approximately $1.7 million in the construction management fees. However, at this time, we cannot guarantee or assure that any or all of these $1.7 million would be received by us, or that we would successfully complete the Seasons Creek project. The receipt of any proceeds from our involvement into Seasons Creek Project is presently uncertain and is subject to numerous risks, many of which are beyond the scope of our control.

5210 W Shore Drive - In March 2017 we have completed architectural design for our first single-family home building kit, the Woodlake home model kit, which we anticipate testing during 2017 through the construction of this property at 5210 West Shore Road, Midlothian, Virginia 23112. We have purchased and currently own the building lot at 5210 West Shore Road, Midlothian, Virginia 23112 with no mortgage or debt. The Woodlake home model features approximately 4,350 square feet of living space with two car garage. It is our goal to complete the construction of this model under $60 per square foot.

River City Park – On May 3, 2016, we formed River City Park LLC, a Virginia limited liability company of which the Company currently owns 100%, to potentially locate, purchase, and develop a parcel of land in Virginia that we intend to consist of at least 400 acres and be located along a river. As of the date of this report, we have not reached any material agreements for a purchase of such land. Furthermore, presently we have no material agreements based on which we could determine the minimum amount of proceeds that would be required to purchase such land. The amount of proceeds that we raise in our initial public offering will determine which way we proceed to finance the potential land purchase for this project. If we are successful in locating and acquiring such land, we intend to develop this land into a mixed use neighborhood to be called “River City Park.” In our estimate, River City Park project would require approximately $12 million to 17 million for purchasing land, creating the neighborhood development concept, and conducting rezoning activities. We anticipate financing this $12-17 million either from the proceeds of initial public offering of our common shares, which was effectuated by the SEC on September 8, 2016, or by causing River City Park LLC to issue and sell its securities in one or more private offerings. If we sell from 75% to 100% of the 14,500,000 shares in our initial public offering, we will use up to approximately $17.0 million from the net proceeds from our initial public offering to purchase the land and to create a neighborhood development concept (excluding general and administrative expenses and other concurrent operating expenses associated with initial management of the River City Park project). If an acquisition of land and development of the River City Park neighborhood concept would require an amount in excess of $17 million , we intend using up to $17 million for the purchases of land for our other projects and cause our River City Park LLC to initiate its own securities offering, for which we have an authority to do so as its sole owner and manager. If we sell only 25% to 75% of the 14,500,000 shares in our initial public offering, we will not use any of the net proceeds from our initial public offering for purchase of land for River City Park project. Instead, we will use the net proceeds from our initial public offering for the purchases of land for our other projects, some of which have presently not yet originated. As of the date of this report, we cannot assure our shareholders, including those who may invest into our initial public offering or into any private offerings related to our River City Park project, that we will have the necessary financing to purchase the land we contemplate purchasing for our River City Park project, or for completion of conceptual design of the River City Park neighborhood, or for the River City Park project execution.

Washington Woods – On December 15, 2016, we formed Washington Woods LLC, a Virginia limited liability company of which the Company currently owns 100%, to potentially locate, purchase, and develop a parcel of land in Virginia that we intend to consist of at least 100 acres and be located within close proximity of Washington D.C. As of the date of this report, we have not reached any material agreements to purchase any land. Furthermore, presently we have no material agreements based on which we could determine the minimum amount of proceeds that would be required to purchase such land. In our estimate, Washington Woods project would require approximately $2-5 million for the purchasing land, creating the neighborhood development concept, and conducting rezoning activities. We anticipate financing this $2-5 million either from the proceeds of initial public offering of our common shares, which was effectuated by the SEC on September 8, 2016, or by causing Washington Woods LLC to issue and sell its securities in one or more private offerings. The amount of proceeds that we raise in our initial public offering will determine which way we proceed to finance the potential land purchase for this project. If we sell less than 50% or from 75% to 100% of the 14,500,000 shares in our initial public offering, we will not use any of the net proceeds from the our initial public offering for our Washington Woods project and pursue the private offering route. If we sell from 50% to 75% of the 14,500,000 shares in our initial public offering, we intend using up to approximately $4.75 million from the net proceeds from our initial public offering for the purchase of land and creating the Washington Woods neighborhood concept. As of the date of this report, we cannot assure our shareholders, including those who may invest into our initial public offering or into any private offerings related to our Washington Woods project, that we will have the necessary financing to purchase the land, or to complete a conceptual design, or successfully execute the Washington Woods project. If we are successful in locating and purchasing such land, we intend to develop this land into a residential neighborhood to be called “Washington Woods” featuring luxury single-family homes.

Alliance Business Park – On December 15, 2016, we formed Alliance Business Park LLC, a Virginia limited liability company of which the Company currently owns 100%, to potentially locate, purchase, and develop a parcel of land in Virginia that we intend to consist of at least 5 acres and be located within Richmond, Virginia metropolitan area. As of the date of this report, we have not reached any material agreements for a purchase of such land. Furthermore, presently we have no material agreements based on which we could determine the minimum amount of proceeds that would be required to purchase such land. In our estimate, the purchase of such land for our Alliance Business Park project would require approximately $0.5-2.25 million for purchasing land, creating the business park development concept, and conducting rezoning activities. The amount of proceeds that we raise in our initial public offering will determine which way we proceed to finance the potential land purchase for this project. We anticipate financing this $0.5-2.25 million either from the proceeds of initial public offering of our common shares, which was effectuated by the SEC on September 8, 2016, or by causing our subsidiary, Alliance Business Park LLC, to issue and sell its securities in one or more private offerings. As of the date of this report, we cannot assure our shareholders, including those who may invest into our initial public offering or into any private offerings related to our Alliance Business Park project, that we will have the necessary financing to purchase the land, or to complete a conceptual design, or successfully execute the Alliance Business Park project.

Intellectual Property

At the date of this report, we have one patent application pending review by the U.S. Patent and Trademark Office:

● U.S. Patent Application 62,406,165 - Wall panel, wall spacer, and method of construction filed October 10, 2016.

We believe if and when issued, our patents should provide adequate protection of our intellectual properties. However, at the time of this report, we cannot assure you that any of our patents would be granted or issued by the U.S. Patent and Trademark Office, nor if issued, that such patents would not be challenged with reexamination, and, if so challenged, that such patents would be reaffirmed by the U.S. Patent and Trademark Office. We cannot assure you that a third party would not infringe on our patents (when and if issued) and that we will be able to adequately protect our patents and other intellectual properties if and as required. At the date of this report, we cannot assure, that we will have the necessary financing to conduct our engineering research and development activities on time or at all.

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

Subsidiaries

As of March 31, 2017, we have four subsidiaries operating within Land Development segment of our business activities:

Seasons Creek Development LLC: Our Seasons Creek Development LLC subsidiary is an entity formed for holding the assets of and for carrying out our Seasons Creek project. Seasons Creek Development LLC currently owns approximately 28.8 acres of raw land in Chesterfield County, Virginia, which has been appraised in approximately $0.98 million. The raw land is zoned to accommodate up to 70 single family homes and currently holds a tentative plan of development approval.

On October 19, 2016, Seasons Creek Development LLC sold 10 units of Class B Preferred LLC Membership Interests to an unaffiliated investor for $500,000. Immediately after the acceptance of the investor’s subscription, Seasons Creek Development LLC had $500,000 in cash and the land underlying the Seasons Creek project appraised at approximately $1 million. As of March 31, 2017, Seasons Creek Development LLC had approximately $272,095 in cash. The amount of $227,095 was spent on performing the engineering revisions of the Seasons Creek’s plan of development for the construction of 70 single family homes, payment of related fees to Chesterfield County, Virginia, and the related general and administrative expenses. As of the date of this report, there is no mortgage on the land.

As of the date of this report, we own and control 67% of Seasons Creek Development LLC through ownership of an aggregate of 1 unit of Common LLC Membership Interests and 20 units Class A Preferred Share LLC Membership Interests bearing 14.0% annual preferred yield on the $1 million appraised value of the land and the right for 30% of the project profit. The remaining 33% are owned by an unaffiliated investor through the ownership of 10 units of Class B Preferred LLC Membership Interests bearing 14.0% and the right for 30% share from the project’s profit.

On January 30, 2017, Seasons Creek Development LLC purchased 1,100 Class A Preferred LLC Membership Interests in 5210 W Shore Drive LLC, a Virginia limited liability company, for a purchase price of $110,000, which was used to purchase an individual building lot located at 5210 West Shore Road, Midlothian, Virginia 23112. On January 30, 2017, Season Creek paid $110,111 in cash to Bay Title Real Estate Trust Account – an escrow account operated by Bay Title LLC, the closing agent for this transaction. The closing for the purchase of lot was held on January 31, 2017. The lot was purchased from a non-affiliated seller. The 1,100 Class A Preferred LLC Membership Interests bear 14.0% Class A Preferred annual yield and are redeemable at any time. As of the date of this report, Seasons Creek Development LLC owns 97.5% of the outstanding equity securities of 5210 W Shore Drive LLC. The remaining 2.5% are owned jointly by Gurin Group LLC, which is operated by our officer and director, Mr. Sergey Gurin, Ms. Tatyana Gurina, daughter of our officer and director, Mr. Sergey Gurin, and by Ms. Ganna Mikheleva, one of our employees. We are planning to use this lot to build and sell a 4,350 square feet single-family home to 5210 W Shore Drive LLC in 2017 at the then current market value. Alternately, 5210 W Shore Drive LLC has the right to elect redeeming the Class A Preferred Shares, at which time and date the Class A Preferred yield becomes due and payable. At the date of this report, we cannot assure, that we will have the necessary financing to conduct our Seasons Creek project on time or at all. Seasons Creek Development LLC has procured this building lot to test its single-family building kit building process in the actual project.

River City Park LLC – On May 3, 2016, we formed a limited liability company in the Commonwealth of Virginia, River City Park LLC, in order to locate, purchase, and develop a parcel of land in Virginia that we intend to consist of at least 400 acres located on a river. We currently own 100% of the outstanding securities and control 100% of the voting power over River City Park LLC.

Washington Woods LLC – On December 15, 2016, we formed a limited liability company in the Commonwealth of Virginia, Washington Woods LLC, in order to locate, purchase, and develop a parcel, or multiple adjacent parcels, of land in Central or Northern Virginia that we intend to consist of at least 100 acres. We currently own 100% of the outstanding securities and control 100% of the voting power over Washington Woods LLC.

Alliance Business Park LLC – On December 15, 2016, we formed a limited liability company in the Commonwealth of Virginia, Alliance Business Park LLC, in order to locate, purchase, own and develop a parcel of land in Virginia that we intend to consist of at least five acres. We currently own 100% of the outstanding securities and control 100% of the voting power over Alliance Business Park LLC.

Generally, we intend to organize a new limited liability company for each project in the state of geographic location of the subject project (each a “Project LLC”). Usually, the Project LLCs are taxable as a partnership. We manage the Project LLCs under an Operating Agreement for each entity and manage construction of properties under the project under the Construction Management Agreements we sign with the Project LLC partners/investors. With few exceptions, we usually form each Project LLC and initially purchase and own 100% of its equity upon payment of deposits on land under contract. Consecutively, we plan to undertake private offerings of limited membership interests of the Project LLCs for the amounts required to purchase land under contract and conduct construction works. Upon receiving investments, our ownership and profit share in the Project LLCs is diluted based on the amounts contribute by investors into the project. There is no dilution of our Common Stock occurring upon receiving investments into the Project LLCs. Although we aim to own at least 51% of the limited membership interests in each Project LLC, we may result in owning less than 51% of the limited membership interests in each Project LLC. For this reason, we may not have the authority to exercise full control and requisite voting power over the Project LLC’s business affairs, including but not limited the control over the implementation and payments under the operating agreements, which obliges the Project LLC to pay our construction management fees. Notwithstanding the above statement, all decisions that may render a significant effect on the Project LLC business require unanimous vote of all members, including our vote. These decisions include:

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

Revenue

To date, a significant majority of our revenue has been derived from our mortgage financial activities, which we ceased in 2016 as we gradually engaged in increasingly more engineering, land development and construction activities.

We plan deriving our future revenues from the following activities:

●	sale of our products, along with sale of training programs and technical support associated with our products;

●	sale of individual building lots as we develop raw land and prepare it for construction;

●	licensing our intellectual properties;

●	construction management activities as we originate and commence more projects; and

●	equity distributions from our Project LLCs when we own an equity in our projects.

We will attribute and report in future filings the revenues from sale of our products, intellectual properties and the related training programs and technical support to our engineering activities. We will attribute and report in future filings the revenues from the sale of individual building lots we develop from raw land to our land development activities. We will attribute and report in future filings the revenues from the sale of construction management services to the construction activities.

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

Interest Expense

Interest expense consists of interest expense related to our obligations under convertible debt and non-convertible debt. Notes payable in aggregate amount of $1,000,000 consists of the following at March 31, 2017:

●	Zimas $1 Million Note and Amended and Restated Zimas Note: A convertible promissory note in the principal amount of $1,000,000 was issued in March 2013. On May 16, 2016, the Company repaid $400,000 and issued a restated and amended note for the remaining amount due of $600,000 as a non-convertible note. The note accrues interest at an annual rate of 10.0%, payable quarterly, and matured on June 30, 2016. As of December 31, 2016, the amount of accrued interest was $70,192 and the note was in default for non-payment of principal and interest. On January 27, 2017, an extension to this loan was made extending the maturity date to June 30, 2017 and the note was combined with previously convertible note with principal amount of $400,000. The collateral for the combined loan are Class-A Preferred Membership Interests of our subsidiary, Seasons Creek Development LLC, with conversion rate $50,000 per unit. As of March 31, 2017, the amount of accrued interest under combined loan was $126,844. During the three months ended March 31, 2017, the Company did not make any payments for interest. The Company is in default for non-payment of the interest at March 31, 2017.

●	Zimas $400,000 Note. Convertible note in the principal amount of $400,000 was issued in June 2014. The note accrued interest at an annual rate of 8.0%, payable annually, with maturity in June 2017. This note was convertible into common stock at a conversion rate of $1.60 per share. Termination could occur prior to the maturity date for any reason with an early withdrawal notice one hundred days prior to the withdrawal date. If an early withdrawal does occur the principal loan amount shall be discounted by twenty percent. As of December 31, 2016, the amount of accrued interest was $32,533. On January 27, 2017, an amendment to this loan was made increasing the annual rate from 8.0% to 10.0% payable quarterly and this loan was combined with non-convertible note with principal amount of $600,000. The collateral for the non-convertible combined loan with principal amount of $1 million are Class-A Preferred Membership Interests of our subsidiary, Seasons Creek Development LLC, with conversion rate $50,000 per unit and the loan is no longer convertible into shares of Common Stock of the Company (See note 5). During the three months ended March 31, 2017 and 2016, the Company made payments for interest totaling $0 and $32,444, respectively.

Notes payable with related parties in aggregate amount of $675,000 consists of the following at March 31, 207:

●	On February 22, 2016, the Company received $10,000 for a note payable issued from an affiliated company. The note accrues interest at an annual rate of 5.0%, payable quarterly, and matures on December 31, 2017. As of March 31, 2017, and December 31, 2016, the amount of accrued interest was $249 and $126, respectively. During the three months ended March 31, 2017 and 2016, the Company made payments for interest totaling $0 and $0, respectively (see Note 6).

●	In February, March, April, May, and June, 2016, the Company received an aggregate principal amount of $100,000 for notes payable issued from the Company’s founder. The notes accrue interest at an annual rate of 5.0%, payable quarterly, and mature on December 31, 2017. As of March 31, 2017, and December 31, 2016, the amount of accrued interest was $2,493 and $1,260, respectively. During the three months ended March 31, 2017 and 2016, the Company made payments for interest totaling $0 and $0, respectively (see Note 6).

●	On June 30, 2016, the Company received $50,000 for note payable issued from the Company’s founder. The note accrues interest at an annual rate of 8.0%, payable quarterly, and matures on December 31, 2017. As of March 31, 2017, and December 31, 2016, the amount of accrued interest was $1,994 and $1,008, respectively. During the three months ended March 31, 2017 and 2016, the Company made payments for interest totaling $0 and $0, respectively (see Note 6).

●	In July 2016, the Company received an aggregate principal amount of $75,000 for note payable issued from the Company’s founder. The notes accrue interest at an annual rate of 8.0%, payable quarterly, and mature on December 31, 2017. As of March 31, 2017, and December 31, 2016, the amount of accrued interest was $1,479 and $1,512, respectively. During the three months ended March 31, 2017 and 2016, the Company made payments for interest totaling $1,512 and $0, respectively (see Note 6).

●	In August 2016, the Company received an aggregate principal amount of $52,000 for note payable issued from the Company’s founder. The note accrues interest at an annual rate of 12.5%, payable monthly, and matures on December 31, 2017. As of March 31, 2017, and December 31, 2016, the amount of accrued interest was $1,051 and $534, respectively. During the three months ended March 31, 2017 and 2016, the Company made payments for interest totaling $1,086 and $0, respectively (see Note 6).

●	In August 2016, the Company received an aggregate principal amount of $5,000 for note payable issued from an affiliated company. The note accrues interest at an annual rate of 12.5%, payable quarterly, and matures on December 31, 2017. As of March 31, 2017, and December 31, 2016, the amount of accrued interest was $154 and $158, respectively. During the three months ended March 31, 2017 and 2016, the Company made payments for interest totaling $158 and $0, respectively (see Note 6).

●	In September 2016, the Company received an aggregate principal amount of $50,000 for note payable issued from the Company’s founder. The notes accrue interest at an annual rate of 12.5%, payable quarterly, and mature on December 31, 2017. As of March 31, 2017, and December 31, 2016, the amount of accrued interest was $3,116 and $1,575, respectively. During the three months ended March 31, 2017 and 2016, the Company made payments for interest totaling $0 and $0, respectively (see Note 6).

●	In October 2016, the Company received a principal amount of $5,000 for note payable issued from the Company’s founder. The note accrues interest at an annual rate of 12.5%, payable quarterly, and matures on December 31, 2017. As of March 31, 2017, and December 31, 2016, the amount of accrued interest was $154 and $139, respectively. During the three months ended March 31, 2017 and 2016, the Company made payments for interest totaling $139 and $0, respectively (see Note 6).

●	In November 2016, the Company received an aggregate principal amount of $20,000 for notes payable issued from an affiliated company. The notes accrue interest at an annual rate of 5.0%, payable quarterly, and mature on December 31, 2017. As of March 31, 2017, and December 31, 2016, the amount of accrued interest was $247 and $156, respectively. During the three months ended March 31, 2017 and 2016, the Company made payments for interest totaling $156 and $0, respectively (see Note 6).

●	In November 2016, the Company received a principal amount of $5,000 for note payable issued from the Company’s founder. The note accrues interest at an annual rate of 12%, payable quarterly, and matures on December 31, 2017. As of March 31, 2017, and December 31, 2016, the amount of accrued interest was $148 and $64, respectively. During the three months ended March 31, 2017 and 2016, the Company made payments for interest totaling $0 and $0, respectively (see Note 6).

●	In November 2016, the Company received a principal amount of $5,000 for note payable issued from the Company’s founder. The note accrues interest at an annual rate of 12%, payable quarterly, and matures on December 31, 2017. As of March 31, 2017, and December 31, 2016, the amount of accrued interest was $148 and $61, respectively. During the three months ended March 31, 2017 and 2016, the Company made payments for interest totaling $61 and $0, respectively (see Note 6).

●	In December 2016, the Company received an aggregate principal amount of $55,000 for notes payable issued from an affiliated company. The notes accrue interest at an annual rate of 12.0%, payable quarterly, and mature on December 31, 2017. As of March 31, 2017, and December 31, 2016, the amount of accrued interest was $1,627 and $278, respectively. During the three months ended March 31, 2017 and 2016, the Company made payments for interest totaling $278 and $0, respectively (see Note 6).

●	In January, February and March 2017, the Company received an aggregate principal amount of $140,000 for notes payable issued from the Company’s founder. The notes accrue interest at an annual rate of 12%, payable quarterly, and mature on December 31, 2017. As of March 31, 2017, and December 31, 2016, the amount of accrued interest was $2,382 and $0, respectively. During the three months ended March 31, 2017 and 2016, the Company did not make any payments for interest, respectively (see Note 6).

●	In January, February and March 2017, the Company received an aggregate principal amount of $85,000 for notes payable issued from an affiliated company. The notes accrue interest at an annual rate of 12.0%, payable quarterly, and mature on December 31, 2017. As of March 31, 2017, and December 31, 2016, the amount of accrued interest was $1,746 and $0, respectively. During the three months ended March 31, 2017 and 2016, the Company did not make any payments for interest, respectively (see Note 6).

Net Loss

As reflected in the accompanying consolidated financial statements, the Company had a net loss attributable to the Company of $260,747 and $272,400 for the three months ended March 31, 2017 and 2016, respectively The 4% decrease in net operating loss was attributed to the 69% decrease in professional fees since during first quarter of 2016 we incurred approximately $50,000 more in professional fees that were largely related to the filing of the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 23, 2016 and declared effective by the Commission on September 8, 2016. This decrease in professional fees during the three months ended March 31, 2017 was offset by no revenue due to withdrawal from financial assistance activities during the year ended December 31, 2016, our main source of revenue from inception, increased compensation expense as we hired more employees associated with an expansion of our land development and construction activities, including, but not limited to, performing major revisions for our plan of development for Seasons Creek project, searching for land to purchase for new projects, conducting gradually more feasibility studies for new projects, attempts to originate new projects for future customers, hiring new personnel, and other expenditures related to our core business as well as increase in interest expense due to increased weighted average interest rate as well as increased weighted average of amount of the debt. We expect our active engagement into construction activities to generate revenues starting from second quarter of 2017 as well as a gradual increase of our operating expenses as we focus our operation on purchase and development of land for construction.

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

The Company follows the provisions of FASB ASC 740-10 “Uncertainty in Income Taxes” (ASC 740-10). Certain recognition thresholds must be met before a tax position is recognized in the financial statements. An entity may only recognize or continue to recognize tax positions that meet a “more-likely-than-not” threshold. As of March 31, 2017 and December 31, 2016, the Company does not believe it has any uncertain tax positions that would require either recognition or disclosure in the accompanying financial statements.

RESULTS OF OPERATIONS

During first quarter 2017, we have continued focusing on land development and engineering activities, which did not result in any revenue yet. The following table presents a summary of our consolidated results of operations:

	For the Three Months Ended
	March 31,
	2017	2016	Change
Revenue, including interest income	$-	$7,872	*
Operating expenses:
Compensation	177,785	157,430	13%
Professional Fees	23,069	74,450	(69)%
Interest expense	37,413	28,340	32%
Other selling, general and administrative	30,827	20,138	53%
Total operating expenses	269,094	280,358	(4)%
Loss from operations	(269,094)	(272,486)	(1)%
Other income	-	86	*
Total other income	-	86	*
Net loss	(269,094)	(272,400)	(1)%
Net loss - Attributable to non-controlling interest	(8,347)	-	*
Net loss - Attributable to the Company	(260,747)	(272,400)	(4)%
Net loss per common share Basic and diluted	$(0.12)	$(0.13)	*
Weighted average Common Stock: Basic and diluted	2,100,000	2,100,000	*

* Percentage not meaningful.

Comparison of the Three Months Ended March 31, 2017 to the Three Months Ended March 31, 2016 (Unaudited)

As reflected in the accompanying unaudited financial statements, for the three months ended March 31, 2017 we had a net loss attributable to the Company of $260,747, or $0.12 per basic and diluted share, as compared to net loss of $272,400, or $0.13 per basic and diluted share during the three months ended March 31, 2016, which is a decrease of 4%. The change in net loss for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016 was mainly caused by the 69% decrease in professional fees since during first quarter of 2016 we incurred approximately $50,000 more in professional fees that were largely related to the filing of the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 23, 2016 and declared effective by the Commission on September 8, 2016. This decrease in professional fees during the three months ended March 31, 2017 was offset by no revenue due to withdrawal from financial assistance activities during the year ended December 31, 2016, our main source of revenue from inception, increased compensation expense as we hired more employees associated with an expansion of our land development and construction activities, including, but not limited to, performing major revisions for our plan of development for Seasons Creek project, searching for land to purchase for new projects, conducting gradually more feasibility studies for new projects, attempts to originate new projects for future customers, hiring new personnel, and other expenditures related to our core business as well as increase in interest expense due to increased weighted average interest rate as well as increased weighted average of amount of the debt. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital, implement its business plan, and generate significant revenues. We expect our active engagement into construction activities to generate revenues starting from second quarter of 2017.

Revenue

From inception to date, a significant majority of our revenue has been derived from our mortgage financial activities, which we ceased in 2016 as we gradually engaged in increasingly more engineering, land development and construction activities. We had no revenues during the three months ended March 31, 2017, as compared to $7,872 in revenue from interest income during the three months ended March 31, 2016. The decrease in revenue from financial activities is indicative of our withdrawal from the financial activities. The engagement within the financial activities segment was solely aimed at re-lending the cash received from our investors and lenders at the higher interest rate in an attempt to decrease our operating losses and reduce depletion of our cash resources during the start-up and business development stage by earning an interest surplus to finance our working capital.

Although majority of our revenue to date has been derived from our financing activities, the purpose of our financial activities was supplemental and secondary to our engineering and construction activities, which are our main purpose and course of business. We anticipate that starting from second quarter 2017, the revenue from construction activities will constitute the majority of our revenue.

Operating Expenses

Our total operating expenses during three months ended March 31, 2017 amounted to $269,094, which is an decrease of approximately 4% from the total operating expenses of $280,358 during three months ended March 31, 2016. The reported decrease is mainly due to the 69% decrease in professional fees since during first quarter of 2016 we incurred approximately $50,000 more in professional fees that were largely related to the filing of the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 23, 2016 and declared effective by the Commission on September 8, 2016. This decrease in professional fees during the three months ended March 31, 2017 was offset by increased compensation expense as we hired more employees associated with an expansion of our land development and construction activities, including, but not limited to, performing major revisions for our plan of development for Seasons Creek project, searching for land to purchase for new projects, conducting gradually more feasibility studies for new projects, attempts to originate new projects for future customers, hiring new personnel, and other expenditures related to our core business as well as increase in interest expense due to increased weighted average interest rate as well as increased weighted average of amount of the debt.

Selling, general and administrative expenses

Selling, general and administrative expenses costs include officer compensation, salaries and benefits, stock-based compensation expense, consulting fees, legal expenses, accounting and auditing fees, investor relations costs, insurance, reporting costs and fees, and corporate overhead related costs. Total selling, general and administrative expenses for the three months ended March 31, 2017 was $30,827 as compared to $20,138 for the same period of 2016. The increase of approximately 53% was primarily caused by the increased operating expense as we became more active in organizing a revenue stream from our construction activities, and an increase in operating expenses in connection with public reporting company compliance. As we continue to further develop our business, we anticipate that our selling, general and administrative expenses will increase in absolute dollars and decrease as a percentage of total revenues as we become profitable.

Interest expenses

Interest expense is related to our obligations under our convertible debt and non-convertible debt and totaled to $37,413 and $28,340 for the three months ended March 31, 2017 and 2016, respectively. The approximate 32% increase in interest expense for the three months ended March 31, 2017 was due to increased weighted average interest rate as well as increased weighted average of total amount of debt securities during the three months ended March 31, 2017 as compared to the three months ended March 31, 2016.

Other Income

Other income consisted primarily of processing fees in connection with the repayment of the notes receivable and totaled to $0 and $86 for the three months ended March 31, 2017 and 2016, respectively. Other income for the three months ended March 31, 2017 and 2016 was insignificant.

Net Loss

As reflected in the accompanying unaudited financial statements, for the three months ended March 31, 2017 we had a net loss attributable to the Company of $260,747 as compared to net loss of 272,400 during the three months ended March 31, 20167, which is a decrease of 4%. The change in net loss for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016 was mainly caused by the 69% decrease in professional fees since during first quarter of 2016 we incurred approximately $50,000 more in professional fees that were largely related to the filing of the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 23, 2016 and declared effective by the Commission on September 8, 2016. This decrease in professional fees during the three months ended March 31, 2017 was offset by no revenue due to withdrawal from financial assistance activities during the year ended December 31, 2016, our main source of revenue from inception, increased compensation expense as we hired more employees associated with an expansion of our land development and construction activities, including, but not limited to, performing major revisions for our plan of development for Seasons Creek project, searching for land to purchase for new projects, conducting gradually more feasibility studies for new projects, attempts to originate new projects for future customers, hiring new personnel, and other expenditures related to our core business as well as increase in interest expense due to increased weighted average interest rate as well as increased weighted average of amount of the debt. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital, implement its business plan, and generate significant revenues. We expect our active engagement into construction activities to generate revenues starting from second quarter of 2017. As we continue to further develop our business, we anticipate that our operating expenses will increase in absolute dollars and decrease as a percentage of total revenues as we become profitable from our homebuilding activities.

Loss per share

We reported net loss attributable to the Company of $260,747, or $0.12 per basic and diluted share, as compared to net loss of $272,400, or $0.13 per basic and diluted share during the three months ended March 31, 2016. The decrease in loss attributable to Common Stockholders per share, basic and diluted, for the three months ended March 31, 2017 as compared to for the same period in 2016 was caused by the decrease in net loss of approximately 4%.

Liquidity & Capital Resources

We are consuming capital at the rate of approximately $1.2 million per year, mainly for operating expenses, excluding any purchase of land, property, or other assets and excluding any financing of any land development and construction activities. We anticipate financing this amount by obtaining new loans from our founders, Messrs. Temnikov and Gurin; by leveraging our future earnings from Seasons Creek project, and by obtaining new equity investments from private sale of securities by the Company. At March 31, 2017, we had $272,973 cash on hand and an accumulated deficit of $2,570,113. In order to finance our operating capital, our founders and majority stockholders are funding the Company’s operations by lending money to the Company under unsecured promissory notes. Other than the actual unsecured promissory notes purchased by our founders and major stockholders, there is no written agreement or arrangement pursuant to which the founders or a third party have agreed to purchase additional notes or otherwise fund our operations. From January 2016 to the date of this report, the Company received an aggregate amount of $910,000 for notes payable issued from our founders, directly and through the affiliated companies operated by the founders, which accrue non-compounding interest at annual rates ranging from 5% to 12.5% and mature on December 31, 2017. As of March 31, 2017, Gurin Group LLC, a limited liability company of which Mr. Sergey Gurin, the Company’s VP, Interim CFO and director, has voting and dispositive control, had loaned the Company an aggregate amount of $365,000 of which the Company on September 30,2016 repaid $200,000 by assignment of notes receivable due to the Company with aggregate principal amount of $200,000 in non-cash transaction, Mr. Sergey Gurin has loaned $132,000, Dr. Temnikov the Company’s President, has loaned the Company an aggregate amount of $350,000 and FVZ LLC has loaned the Company an amount of $10,000. We rely on Messrs. Temnikov and Gurin to finance our operations until we create revenues sufficient to cover our immediate expenses and until we accumulate adequate receivables to eliminate our going concern consideration.

We believe that we will be able to fund our operations for the next twelve months with our current cash on hand in combination with capital we anticipate receiving from time to time in form of:

●	creating revenues and receivables at least in the amounts sufficient to cover our operating expenses; or

●	stockholder loans from our founders and executive officers Dr. Temnikov and Mr. Gurin, for which no verbal or written binding agreement with any of our founders, executive officers or directors; or

●	obtaining investments through the completion of our initial public offering effectuated by the SEC on September 8, 2016; or

●	loans from AssetsTZ Holding LLC under the $20 million offering we currently have outstanding; or

●	leveraging of our Seasons Creek land to obtain a loan of approximately of approximately $700,000 using the land appraised in approximately $1 million as collateral; or

●	selling part or all our equity in Seasons Creek Development LLC for cash, for which no arrangements have been made to the date of this report; or

●	a combination of the above stated funding methods.

If and when necessary, we may elect funding our future operations through the private sale of equity and/or debt securities in accordance with applicable federal and state laws.

We are planning to repay our debentures and accounts payable out of the net offering proceeds of consecutive offerings or out of the operating income.

We estimate that approximately $6 million (excluding general and administrative expenses and other operating expenses associated with management of the project LLC) would be required to conduct land development and construction works for our Seasons Creek project. On October 19, 2016, our subsidiary, Seasons Creek Development LLC issued 33% ownership in consideration of $500,000 equity investment structured in the form of 10 units of Class-B Preferred Share LLC Membership Interests bearing 14.0% annual yield on $0.5 million invested and the right for Class-B Preferred Profit Share of 30%. Both, the Class-B Preferred Yield and the Class-B Preferred Profit Share are payable to Class-B LLC Member upon completion of the Seasons Creek project or as declared by our Board of Directors. Concurrently with this subscription, our ownership in Seasons Creek Development LLC was diluted from 100% to 67% and structured in form of 20 Units of Class-A Preferred Share LLC Membership Interests bearing 14.0% annual yield on $1 million and Class-A Preferred Profit Share of 30%, both payable to us upon completion of the Seasons Creek project or as declared by our Board of Directors and 1 Unit Common Share LLC Membership Interests. Concurrently with the subscription for 10 units of Class B Preferred LLC Membership Interests, we have entered into the Amended and Restated Exclusive Construction Management Agreement with new member of Seasons Creek Development LLC entitling us to approximately $1.75 million in construction management fees. Under the Amended and Restated Exclusive Construction Management Agreement, we will receive these construction management fees only upon completion of the Seasons Creek project. We estimate that additional $5.5 million (excluding general and administrative expenses and other concurrent operating expenses associated with management of the project LLC) will be required to conduct land development and construction works for our Seasons Creek project. We anticipate financing the $5.5 million either from the proceeds of initial public offering of our common shares, which was effectuated by the SEC on September 8, 2016, or by causing our subsidiary, Seasons Creek Development LLC, to issue and sell its securities in one or more private offerings. The amount of proceeds that we raise in our initial public offering will determine which way we proceed to finance the potential land purchase for this project. However, we cannot assure our shareholders, including those who may invest into our initial public offering or into any private offerings related to our Seasons Creek project, that we will have the necessary financing to the land development, neighborhood design, or execution of the Seasons Creek project.

We estimate that approximately $250,000 (excluding general and administrative expenses and other operating expenses associated with management of the project LLC) would be required to conduct land development and construction works for our 5210 W Shore Drive project. On January 30, 2017, Seasons Creek Development LLC acquired 1,100 Class A Preferred LLC Membership Interests in 5210 W Shore Drive LLC, a Virginia limited liability company for $110,000, which were used to purchase an individual building lot located at 5210 West Shore Road, Midlothian, Virginia 23112. On January 30, 2017, Season Creek paid $110,111 cash to Bay Title Real Estate Trust Account – an escrow account operated by Bay Title LLC, the closing agent for this transaction. On February 6, 2017, 5210 W Shore Drive LLC issued 1,100 Class A Preferred LLC Membership Interests to Seasons Creek Development LLC. The closing for the purchase of lot was held on January 31, 2017. The lot was purchased from a non-affiliated seller. The 1,100 Class A Preferred LLC Membership Interests bear 14.0% Class A Preferred annual yield and are redeemable at any time. As of the date of this report, Seasons Creek Development LLC owns 97.5% of the outstanding equity securities of 5210 W Shore Drive LLC. The remaining 2.5% are owned jointly by Gurin Group LLC, which is operated by our officer and director, Mr. Sergey Gurin, Ms. Tatyana Gurina, daughter of our officer and director Mr. Sergey Gurin, and by Ms. Ganna Mikheleva, one of our employees. In March 2017, we have completed architectural design for our first single-family home building kit, the Woodlake home model kit, which we anticipate testing during 2017 through the construction of this property at 5210 West Shore Road, Midlothian, Virginia 23112. We have purchased and currently own the building lot at 5210 West Shore Road, Midlothian, Virginia 23112 with no mortgage or debt. The Woodlake home model features approximately 4,350 square feet of living space with two car garage. It is our goal to complete the construction of this model under $60 per square foot. We are planning to fund these activities using the proceeds from sale of LLC Membership Interests of our subsidiary, 5210 W. Shore Drive LLC. We cannot assure our shareholders, including those who may invest into our initial public offering or into any private offerings related to our 5210 W Shore Drive project, that we will have the necessary financing to the land development, neighborhood design, or execution of the Seasons Creek project.

We estimate that approximately from $12 million to $17 million (excluding general and administrative expenses and other operating expenses associated with management of the project LLC) would be required to purchase land and create an initial concept for our River City Park neighborhood project. The amount of proceeds that we raise in our initial public offering will determine which way we proceed to finance the potential land purchase for this project. If we are successful in locating and acquiring such land, we intend to develop this land into a residential neighbothood to be called “River City Park”. In our estimate, River City Park project would require approximately $12-17 million for land purchase, creating the neighborhood development concept, and conducting rezoning activities. We anticipate financing this $12-17 million either from the proceeds of initial public offering of our common shares, which was effectuated by the SEC on September 8, 2016, or by causing our subsidiary, River City Park LLC, to issue and sell its securities in one or more private offerings. If we sell from 75% to 100% of the 14,500,000 shares in our initial public offering, we will use up to approximately $17.0 million from the net proceeds from our initial public offering to purchase the land and to create a neighborhood development concept (excluding general and administrative expenses and other concurrent operating expenses associated with initial management of the River City Park project). If an acquisition of land and development of the River City Park neighborhood concept would require an amount in excess of $17 million , we intend using up to $17 million for the purchases of land for our other projects and cause our River City Park LLC to initiate its own securities offering, for which we have an authority to do so as its sole owner and manager. If we sell only 25% to 75% of the 14,500,000 shares in our initial public offering, we will not use any of the net proceeds from our initial public offering for purchase of land for River City Park project. Instead, we will use the net proceeds from our initial public offering for the purchases of land for our other projects, some of which have presently not yet originated. As of the date of this report, we cannot assure our shareholders, including those who may invest into our initial public offering or into any private offerings related to our River City Park project, that we will have the necessary financing to purchase the land we contemplate purchasing for our River City Park project, or for completion of conceptual design of the River City Park neighborhood, or for the River City Park project execution.

We estimate that approximately $2 million to $5 million (excluding general and administrative expenses and other operating expenses associated with management of the project LLC) would be required to purchase land and create an initial concept for our Washington Woods neighborhood project. We anticipate financing this $2-5 million either from the proceeds of initial public offering of our common shares, which was effectuated by the SEC on September 8, 2016, or by causing Washington Woods LLC to issue and sell its securities in one or more private offerings. The amount of proceeds that we raise in our initial public offering will determine which way we proceed to finance the potential land purchase for this project. If we sell less than 50% or from 75% to 100% of the 14,500,000 shares in our initial public offering, we will not use any of the net proceeds from our initial public offering for our Washington Woods project and pursue the private offering route. If we sell from 50% to 75% of the 14,500,000 shares in our initial public offering, we intend using up to approximately $4.75 million from the net proceeds from our initial public offering for the purchase of land and creating the Washington Woods neighborhood concept. As of the date of this report, we cannot assure our shareholders, including those who may invest into our initial public offering or into any private offerings related to our Washington Woods project, that we will have the necessary financing to purchase the land, or to complete a conceptual design, or successfully execute the Washington Woods project. If we are successful in locating and purchasing such land, we intend to develop this land into a residential neighborhood to be called “Washington Woods” featuring luxury single-family homes.

We estimate that approximately from $0.5 million to $2.25 million (excluding general and administrative expenses and other operating expenses associated with management of the project LLC) would be required to purchase land and create an initial concept for our Alliance Business Park project. The amount of proceeds that we raise in our initial public offering will determine which way we proceed to finance the potential land purchase for this project. We anticipate financing this $0.5-2.25 million either from the proceeds of initial public offering of our common shares, which was effectuated by the SEC on September 8, 2016, or by causing our subsidiary, Alliance Business Park LLC, to issue and sell its securities in one or more private offerings. As of the date of this report, we cannot assure our shareholders, including those who may invest into our initial public offering or into any private offerings related to our Alliance Business Park project, that we will have the necessary financing to purchase the land, or to complete a conceptual design, or successfully execute the Alliance Business Park project.

With exception of using a portion of operating capital to finance salaries and operating expenses for project origination on pro-rata basis, at this time we do not intend using any of the net proceeds from our initial public offering for land purchase or development activities related to our Profit Bright Plaza and Courthouse Commons projects, which are currently in the project origination stage.

Cash Flows

The following table presents a summary of net cash provided by (used in) our operating, investing and financing activities for the periods indicated:

	For the Three Months Ended March 31, (Unaudited)
	2017	2016
Net cash provided by (used in)
Operating activities	$(385,435)	$(275,058)
Financing activities	255,999	62,427
Net decrease in cash and cash equivalents	$(129,436)	$(212,631)

Operating Activities. Operating activities used net cash of $385,435 and $275,058 during the three month ended March 31, 2017 and 2016, respectively. The change in net operating cash flows primarily reflected cash used for purchase of land $110,111 and costs attributable to land development in amount of $39,397 as well as increase in paid compensation during the three month ended March 31, 2017 and receipt of note receivable with principal amount of $81,000 which was offset by interest paid on our debt obligations during the three month ended March 31, 2016.

Financing Activities. Financing activities provided net cash of $255,999 and $62,427 during the three month ended March 31, 2017 and 2016, respectively. Financial activities provided cash in form of cash overdraft in amount of $22,899, by receipt of notes payable in aggregate amount of $225,000, of which $140,000 is from the Company’s founder, Dr. Temnikov, and an amount of $85,000 from an affiliated Company, Gurin Group LLC, as well as cash invested by affiliated investors in amount of $8,100 into 5210 W Shore LLC, a 97.5% subsidiary of Seasons Creek Development our 67% subsidiary during the three month ended March 31, 2017 and provided cash in form of cash overdraft in amount of $2,427 and by receipt of notes payable in aggregate amount of $60,000 from the Company’s founder, Dr. Temnikov, in amount of $30,000 and two affiliated companies, FVZ LLC in amount of $10,000 and Gurin Group LLC in amount of $20,000, during the three month ended March 31, 2016.

We believe that we will need at a minimum of $1 million for the next 12 months to sufficiently fund our general and administrative expenses, as planned, including hiring the minimally required personnel, funding research and development and marketing, expenses. We will need an additional $2.75 million to fund our intended land development operations under our Seasons Creek project. We also need approximately $1.2 million to pay-off our Notes to Zimas LLC with principal amount of $1 million and with interest up to June 30, 2017 all of which is due on June 30, 2017. We anticipate funding these amounts by obtaining new loans from our founders, Messrs. Temnikov and Gurin and from private sale of securities by the Company and by our subsidiaries, as and when applicable.

Summary of Significant Accounting Policies

There have been no changes made in significant accounting policies of Helpful Alliance Company during the period covered by this Report.

Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 2, “Summary of Significant Accounting Policies” in our unaudited consolidated financial statements for the three months ended March 31, 2017, included in this report on Form 10-Q starting from page F-6 for a discussion of our significant accounting policies and estimates.

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

Off-Balance Sheet Arrangements and Commitments

On November 1, 2016, the Company executed an office lease for the offices at Deerfield Beach, FL, to a non-affiliated company. The rent is $2,602 per month. The term of the lease is from November 1, 2016 to October 31, 2018. One security deposit of $2,602 and one month prepaid rent of $2,602 was required.

Office lease expense was $7,900 and $5,334 for the three months ended March 31, 2017 and 2016, respectively.

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

Based upon that evaluation, our management has concluded that, as of March 31, 2017, our disclosure controls and procedures were found to be ineffective.

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

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL MATTERS

Legal Proceedings

In the ordinary course of business, we may be involved in legal proceedings from time to time. At the date of this Quarterly Report on Form 10-Q, there are no known legal proceedings against the Company. No governmental agency has instituted proceedings, served, or threatened the Company with any litigation.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

●	Zimas $1 Million Note and Amended and Restated Zimas Note: Convertible note in the principal amount of $1,000,000 was issued in March 2013. On May 16, 2016, the Company repaid $400,000 and issued a restated and amended note for the remaining amount due of $600,000 as a non-convertible note. The note accrues interest at an annual rate of 10.0%, payable quarterly, and matured on June 30, 2016. As of December 31, 2016, the amount of accrued interest was $70,192 and the note was in default for non-payment of principal and interest. On January 27, 2017, an extension to this loan was made extending the maturity date to June 30, 2017 and the note was combined with previously convertible note with principal amount of $400,000 (See note 4). The collateral for the combined loan with principal amount of $1 million are Class-A Preferred Membership Interests of our subsidiary, Seasons Creek Development LLC, with conversion rate $50,000 per unit. As of March 31, 2017, the amount of accrued interest under combined loan was $126,844. During the three months ended March 31, 2017, the Company did not make any payments for interest. The company is in default for non-payment of the interest at March 31, 2017. We anticipate financing the repayment of $1,126,844 from obtaining new investments leveraging our Class A Preferred LLC Membership Interests in Seasons Creek Development LLC.

ITEM 4. NOT APPLICABLE.

ITEM 5. OTHER INFORMATION

SUBSEQUENT EVENTS

As previously report on a Form 8-K filed with the Securities and Exchange Commission on April 5, 2017, on March 27, 2017, the Board of Directors appointed Jonathan Barker (age 28) as the Chief Executive Officer of Helpful Alliance Company, a Florida corporation (the “Company”), effective April 1, 2017, until his successor is duly appointed, unless he resigns, is removed from office or is otherwise disqualified from serving as an officer of the Company. His predecessor, Mr. Maxim Temnikov, remains as the President of the Company. Mr. Barker has been with our Company since May 2015, when he joined as Investor Relations Manager. Since joining the Company, Mr. Barker has worked closely with our founders in all aspects of our business. Mr. Barker has been actively involved in the origination of our projects aimed at the increase of our asset base and revenue generation. In January 2016, Mr. Barker was promoted to the position of Vice President of Land Development. Mr. Barker established and leads a fully-functioning network and business process for the development works of our projects. He continues to focus on revenue generation and operational profitability. In 2016, Mr. Barker worked with our founders to create our River City Park concept and our vision of Organic Communities.

On April 5, 2017, the Company received $50,000 for note payable issued from the Company’s founder. The note accrues interest at an annual rate of 12.0%, payable quarterly, and matures in December 31, 2017.

On April 25, 2017, the Company received $20,000 from an affiliated company for purchase of all rights for U.S. Patent Application 62/222,424 - Building block and interlocking construction method filed on September 23, 2015.

On April 28, 2017, the Company received $3,000 for note payable issued from the Company’s founder. The note accrues interest at an annual rate of 12.0%, payable quarterly, and matures in December 31, 2017.

ITEM 6. EXHIBITS.

Index to Exhibits

Exhibit No.	Description:

31.1*	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive Officer

31.2*	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Accounting and Financial Officer

32.1*	Section 1350 Certification of Principal Executive Officer

32.2*	Section 1350 Certification of Principal Accounting and Financial Officer

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Labels Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

**	Furnished herewith. Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 10, 2017	By:	/s/ Jonathan Barker
	Name:	Jonathan Barker
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2017	By:	/s/ Sergey Gurin
	Name:	Sergey Gurin
	Title:	Vice President and Interim Chief Financial Officer
(Principal Financial and Accounting Officer)

