Form 10-Q
period 2017-06-30
Helpful Alliance Co
filed 2017-08-21
CIK 1561257

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2017

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

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
		Emerging growth company	[X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

[  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ] No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date. As of August 18, 2017, there were 2,100,000 shares of Common Stock, $0.001 par value per share, issued and outstanding.

2

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HELPFUL ALLIANCE COMPANY

INDEX TO FINANCIAL STATEMENTS

June 30, 2017

HELPFUL ALLIANCE COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2017	December 31, 2016
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash	$3,918	$402,409
Prepaid expenses and other current assets	1,107	2,650
Total Current Assets	5,025	405,059
OTHER ASSETS:
Equipment, net	1,703	1,843
Land held for development	-	320,128
Security deposit on lease	2,602	2,602
Due from affiliate	64,153	-
Home model	1,900	1,900
Investment	17,573	-
Total Other Assets	87,931	326,473
TOTAL ASSETS	$92,956	$731,532
LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	$86,673	$80,232
Accrued expenses	22,697	73,664
Accrued interest payable	175,140	109,595
Customer deposit liability – related party	29,420	4,000
Cash overdraft	-	7,200
Note payable	-	600,000
Notes payable, related party	741,000	432,000
Convertible note payable	-	400,000
Total Current Liabilities	1,054,930	1,706,691
TOTAL LIABILITIES	1,054,930	1,706,691
COMMITMENTS AND CONTINGENCIES (NOTE 16)
STOCKHOLDERS’ DEFICIT:
Preferred stock ($0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding)	-	-
Common stock - series X, ($0.001 par value; 40,000,000 shares authorized; 6,606,250 and 6,606,250 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively)	6,606	6,606
Common stock, ($0.001 par value; 200,000,000 shares authorized; 2,100,000 and 2,100,000 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively)	2,100	2,100
Additional paid-in capital	1,286,432	1,285,594
Accumulated deficit	(2,257,112)	(2,309,366)
TOTAL Helpful Alliance Company STOCKHOLDERS’ DEFICIT	(961,974)	(1,015,066)
Non-controlling interest	-	39,907
TOTAL STOCKHOLDERS’ DEFICIT	(961,974)	(975,159)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$92,956	$731,532

The accompanying notes are an integral part of these financial statements.

HELPFUL ALLIANCE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
REVENUES
Revenue	$-	$130,533	$-	$138,405
Revenue, related party	113,785	-	113,785	-
Cost of revenue	15,600	-	15,600	-
Gross profit	98,185	130,533	98,185	138,405
OPERATING EXPENSES
Compensation	173,273	167,266	351,058	324,696
Professional fees	122,150	(13,929)	145,219	60,521
Interest expense	37,451	29,761	74,864	58,101
Amortization of debt discount	-	434,182	-	434,182
Other selling, general and administrative	39,787	34,837	70,614	54,975
TOTAL OPERATING EXPENSES	372,661	652,117	641,755	932,475
LOSS FROM OPERATIONS	(274,476)	(521,584)	(543,570)	(794,070)
OTHER INCOME
Other income	26,160	30	26,160	116
Gain on settlement of debt	572,091	-	572,091	-
Loss on investment	(2,427)	-	(2,427)	-
TOTAL OTHER INCOME	595,824	30	595,824	116
NET INCOME (LOSS)	$321,348	$(521,554)	$52,254	$(793,954)
NET INCOME (LOSS) PER COMMON SHARE
Basic and diluted	$0.15	$(0.25)	$0.02	$(0.38)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic and diluted	2,100,000	2,100,000	2,100,000	2,492,265

The accompanying notes are an integral part of these financial statements.

HELPFUL ALLIANCE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the Six Months Ended June 30, 2017 (Unaudited)

	Preferred Stock		Common Stock – Series X		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Non-Controlling Interest	Total Stockholders’ Deficit
Balance at December 31, 2016	-	$-	6,606,250	$6,606	2,100,000	$2,100	$1,285,594	$(2,309,366)	$39,907	$(975,159)
Stock option issuance	-	-	-	-	-	-	838	-	-	838
Elimination of non-controlling interest in deconsolidated subsidiary	-	-	-	-	-	-		-	(39,907)	(39,907)
Net income	-	-	-	-	-	-	-	52,254	-	52,254
Balance at June 30, 2017 (Unaudited)	-	$-	6,606,250	$6,606	2,100,000	$2,100	$1,286,432	$(2,257,112)	$-	$(961,974)

The accompanying notes are an integral part of these financial statements.

HELPFUL ALLIANCE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	June 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$52,254	$(793,954)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation	140	140
Stock option compensation	838	822
Gain on settlement of debt	(572,091)	-
Amortization of debt discount	-	434,182
Loss on investment	2,427	-
Changes in operating assets and liabilities:
Note interest receivable	-	56,639
Notes receivable	-	411,000
Due from affiliate	(64,153)	507
Prepaid expenses and other current assets	(25,669)	(16,081)
Accounts payable	18,005	45,308
Accrued expenses	(50,967)	25,181
Accrued interest payable	66,840	(54,649)
Land development cost	(22,194)	(88,991)
Customer deposit liability - related party	25,420	-
Net cash (used in) provided by operating activities	(569,150)	20,104
CASH FLOWS FROM INVESTING ACTIVITIES
Patent cost	-	(3,506)
Cash disposed of in deconsolidation	(742,251)	-
Net cash used in investing activities	(742,251)	(3,506)
CASH FLOWS FROM FINANCING ACTIVITIES
Notes payable- related party	369,000	-
Cash overdraft	(7,200)	-
Note payable	500,000	-
Non-controlling interest	51,110	-
Due to founder	-	55,174
Repayment of note payable	-	(400,000)
Repurchase of Series-X common stock	-	(90,000)
Note payable	-	260,000
Net cash provided by (used in) financing activities	912,910	(174,826)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(398,491)	(158,228)
CASH - BEGINNING OF PERIOD	402,409	214,784
CASH - END OF PERIOD	$3,918	$56,556
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$9,320	$112,750
Income taxes	$-	$-
NON-CASH INVESTING AND FINANCING ACTIVITIES
Settlement of debt for membership interests in deconsolidated subsidiary	$1,000,000	$-
Retirement of Series-X common stock	$-	$1,600
Debt discount on note payable	$-	$434,182

The accompanying notes are an integral part of these financial statements.

HELPFUL ALLIANCE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017 and June 30, 2016

(Unaudited)

NOTE 1 – ORGANIZATION AND NATURE OF OPERATIONS

Incorporated in the state of Florida on April 11, 2012, we are an emergent growth construction management company with operations structured in three segments: (i) land development, (ii) engineering and (iii) construction. From our inception and going forward, we are developing core expertise in three areas: (i) designing master plans and developing land for neighborhoods of new generation; (ii) engineering and producing pre-fabricated building kits that would enable easy-to-build construction of new properties; and (iii) swift and inexpensive construction of building shells from foundation to roof. Our mission is to build new, health-conscious, tech-centric real-estate properties at lower cost and at superior speed.

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

As reflected in the accompanying unaudited financial statements, the Company had a net loss from operations of $543,570 and $794,070 for the six months ended June 30, 2017 and 2016, respectively, an accumulated deficit of $2,257,112 and working capital deficit of $1,049,905 at June 30, 2017. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital, implement its business plan, and generate significant revenues. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

HELPFUL ALLIANCE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017 and June 30, 2016

(Unaudited)

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

Principles of consolidation

The accompanying consolidated financial statements include the accounts of Helpful Alliance Company Inc., its wholly-owned subsidiaries, River City Park LLC, Washington Woods LLC, Alliance Business Park LLC, and Alliance Building Kits LLC from inception on May 31, 2017, and have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). All intercompany transactions and balances have been eliminated.

Deconsolidation of subsidiary

On June 30, 2017, Helpful Alliance Company settled the principal portion of a $1,000,000 note payable to unaffiliated party by issuing 20 Units of Class-A membership interests of our 67% owned subsidiary Seasons Creek Development LLC (“SCD”) in lieu of repaying the $1,000,000 principal amount of the loan (the “Transaction”). This Transaction is a settlement of debt that also results in the deconsolidation of SCD. Prior to the transaction, the Company’s direct ownership of SCD was 20 Units of Class-A membership interests (“Disposed Equity”) and 1 Unit of Common membership interest. After the transaction, the Company’s direct ownership of SCD is 1 Unit of Common membership interest (“Retained Equity”). Furthermore, on June 26, 5210 W Shore Drive LLC, redeemed the 1,100 Class A Preferred LLC Membership Interests with 14.0% Class A Preferred annual yield from Seasons Creek Development LLC for $116,160. We recognized the amount of $6,160 representing the 14% annual yield as other income, on consolidated basis with Seasons Creek Development LLC. Prior to June 26, 2017, Seasons Creek Development LLC owned 68.3% of the outstanding equity securities of 5210 W Shore Drive LLC. The remaining 31.7% were owned by affiliated non-controlling investors who prior to redemption invested an aggregate amount of $51,110 for their share of the subsidiary. 5210 WSD was consolidated with SCD from inception on January 2017 to June 26, 2017 when it SCD sold all of its membership interests of 5210 WSD and subsequently deconsolidated 5210 WSD. Where a company sells its controlling interest in a subsidiary it is a requirement that any profit or loss generated by the subsidiary is to be recorded in the consolidated financial statements for the period during which the Company had control of the subsidiary. We have included the income and expenses of SCD in the consolidated financial statements until June 30, 2017 when the Company ceased to control of the subsidiary and the income and expenses of 5210 W Shore Drive LLC from January 2017 until June 26, 2017 when SCD sold all of its interest in 5210 WSD. Accordingly, the Company derecognized related assets, liabilities and noncontrolling interests of SCD and 5210 WSD.

HELPFUL ALLIANCE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017 and June 30, 2016

(Unaudited)

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

As future events and their effects cannot be determined with precision, actual results could differ from those estimates. Significant estimates during the six months ended June 30, 2017 and 2016 include valuation of warrant and allowance for doubtful accounts.

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

In our opinion, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly our financial position as of June 30, 2017, the results of our operations for the six months ended June 30, 2017 and 2016, and our cash flows for the six months ended June 30, 2017 and 2016. The results of our operations for the six months ended June 30, 2017 are not necessarily indicative of the results to be expected for the full year due to seasonal variations in operating results and other factors. The balance sheet at December 31, 2016 has been taken from the audited financial statements as of that date. These unaudited financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2016.

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

HELPFUL ALLIANCE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017 and June 30, 2016

(Unaudited)

The carrying amounts reported in the balance sheets for cash, current notes receivable, accounts payable and accrued expenses, accrued interest payable and due to officer approximate their fair market value based on the short-term maturity of these instruments. Furthermore, non-current notes receivable amounts approximate their fair value since they carry market rates of interest. The Company did not have any non-financial assets or liabilities that are measured at fair value on a recurring basis as of June 30, 2017.

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

Cash and cash equivalents

Cash and cash equivalents consist of cash and short-term highly liquid investments purchased with original maturities of three months or less. There were no cash equivalents at June 30, 2017 and December 31, 2016.

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

Land held for development

Land is carried at cost. The cost of development, construction activities and improvements are capitalized. The Company acquired two lands held for future development in State of Virginia, one in December 2015 at historical cost of $211,336, and in January 2017 the Company acquired a second land at a historical cost of $110,111, both of which represent the purchase price. During the six months ended June 30, 2017 and during the year ended December 31, 2016 the Company incurred costs attributable to the development activities in amount of $0 and $110,692, respectively, which were capitalized. On June 30, 2017, the Company deconsolidated the entities that owned the lands held for development (See Note 2, Deconsolidation of subsidiary).

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

HELPFUL ALLIANCE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017 and June 30, 2016

(Unaudited)

Investment in Unconsolidated Investees

The Company accounts for investments in which the Company owns less than 20% of the investee, using the cost method under ASC-325-20 requires the Company to account for the investment at its historical cost (i.e., the purchase price) and appears as an asset on the balance sheet of the Company unless the Company has the ability to exercise significant influence over operating and financial policies of an investee. The Company will account for its Seasons Creek Development LLC retained equity interest under applicable equity method according to US GAAP, because the subsequent operations of Seasons Creek Development LLC will be managed by the Company under the Exclusive Construction Management Agreement currently in effect.

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

Stock-based compensation

Stock-based compensation is accounted for based on the requirements of the Share-Based Payment Topic of ASC 718 which requires recognition in the financial statements of the cost of employee and director services received in exchange for an award of equity instruments over the period the employee or director is required to perform the services in exchange for the award (presumptively, the vesting period). The ASC also requires measurement of the cost of employee and director services received in exchange for an award based on the grant-date fair value of the award. Stock-based compensation is included in Compensation expense and totaled $838 and $822 for the six months ended June 30, 2017 and 2016, respectively.

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

Interest Income: Revenue is earned on the interest-bearing notes based on the effective yield of the financial instrument. In the six months ended June 30, 2017 and 2016, the Company had $0 and $14,191 revenues, respectively, generated from interest income. The Company records income from the settlement and sale of collateral from notes held into revenue when the note or collateral is sold and the cash proceeds are received. During the three and six months ended June 30, 2016, the Company recognized $124,214 of proceeds from the foreclosure and sale of one note.

HELPFUL ALLIANCE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017 and June 30, 2016

(Unaudited)

Land Development Income: Revenue is earned from our land development activities, when services are rendered. We search for, find, and purchase land suitable for construction of intended properties, and manage land development works, including but not limited to creating plans of development, obtaining permits, conducting earthwork, site clearing, installation of utility lines, road creation, and other works necessary to result in the recordation of individual lots ready for commencement of real estate property construction. Most of these works are outsourced to independent contractors, whereas we manage the contractors’ performance based on our plans of development and project guidelines. We also conduct due diligence for potential project analysis, including, but not limited to, project feasibility studies using our engineering, architectural, and administrative resources; market research using a network of local real estate agents; and calculations of expected financial performance for each project type, size, timeline, budgets and profits. In the six months ended June 30, 2017 and 2016, the Company had $113,785 from affiliated companies and $0 revenues, respectively, generated by land development activities.

Construction: Revenues from the management of the construction, remodeling and sale of residential properties are recognized upon the sale of the properties. Most of these works are outsourced to independent contractors, whereas we manage the contractors’ performance based on our plans of development and project guidelines. In the six months ended June 30, 2017 and 2016, the Company had no revenues generated by construction activities.

Business Development: Revenues from sales of home kits are recognized when the sales are closed and home kits are delivered to the customer. In the six months ended June 30, 2017 and 2016, the Company had no revenues generated by the sale of home kits.

Engineering consulting: Revenues from sales of engineering consulting services are earned when services are provided. In the six months ended June 30, 2017 and 2016 the Company had no revenues generated by engineering consulting.

Segments

The Company follows the guidance of ASC 280-10 for “Disclosures about Segments of an Enterprise and Related Information.” During the six months ended June 30, 2017 and 2016, the Company only operated in one segment.

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

HELPFUL ALLIANCE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017 and June 30, 2016

(Unaudited)

The Company follows the provisions of FASB ASC 740-10 “Uncertainty in Income Taxes” (ASC 740-10). Certain recognition thresholds must be met before a tax position is recognized in the financial statements. An entity may only recognize or continue to recognize tax positions that meet a “more-likely-than-not” threshold. As of June 30, 2017, and December 31, 2016, the Company does not believe it has any uncertain tax positions that would require either recognition or disclosure in the accompanying financial statements.

Advertising and promotion

Advertising and promotion is expensed as incurred and is included in other selling, general and administrative expense and totaled $7,964 and $4,677 for the six months ended June 30, 2017 and 2016, respectively.

Research and development

Expenditures for research and product development costs are expensed as incurred and are included in other selling, general and administrative expense and totaled $1,222 and $21 for the six months ended June 30, 2017 and 2016, respectively.

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

Net loss per share for each class of common stock is as follows:

	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
Net income (loss) per common shares outstanding:
Basic and diluted	$0.02	$(0.38)
Weighted average common shares outstanding:
Basic and diluted	2,100,000	2,492,265

HELPFUL ALLIANCE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017 and June 30, 2016

(Unaudited)

	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016
Net income (loss) per common shares outstanding:
Basic and diluted	$0.15	$(0.25)
Weighted average common shares outstanding:
Basic and diluted	2,100,000	2,100,000

The Company’s aggregate common stock equivalents at June 30, 2017 and June 30, 2016 included the following:

	June 30, 2017	June 30, 2016
Convertible notes	-	250,000
Warrants for common stock	2,000,000	2,625,000
Series X - common stock	6,606,250	6,606,250
Restricted stock options	1,432,000	1,432,000
Total	10,038,250	10,913,250

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

June 30, 2017 and June 30, 2016

(Unaudited)

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

NOTE 3 – EQUIPMENT

Equipment consists of the following:

	Estimated Useful
	Lives in Years	June 30, 2017	December 31, 2016
Trailer	10	$2,800	$2,800
Less total accumulated depreciation		(1,097)	(957)
Machinery and equipment, net		$1,703	$1,843

Depreciation expense for the six months ended June 30, 2017 and 2016 amounted to $140 and $140, respectively.

NOTE 4 – INVESTMENTS IN UNCONSOLIDATED INVESTEES

On June 30, 2017, the Company settled the principal portion of a $1,000,000 note payable to unaffiliated party by issuing 20 Units of Class-A membership interests of our 67% owned subsidiary Seasons Creek Development LLC (“SCD”) in lieu of repaying the $1,000,000 principal amount of the loan (the “Transaction”). We recognized a gain on deconsolidation of subsidiary in the amount of $572,091 during the six and three months ended June 30, 2017. This Transaction was a settlement of debt that also results in the deconsolidation of SCD. Prior to the transaction, the Company’s direct ownership of SCD was 20 Units of Class-A membership interests (“Disposed Equity”) and 1 Unit of Common membership interest. After the transaction, the Company’s direct ownership of SCD is 1 Unit of Common membership interest (“Retained Equity”). The Company had maintained a 3% voting interest (Common Class Member) in SCD. The Company accounted for its Seasons Creek Development LLC retained equity interest under applicable equity method according to US GAAP. The fair value of the retained equity interest is $17,573 at June 30, 2017.

HELPFUL ALLIANCE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017 and June 30, 2016

(Unaudited)

NOTE 5 – CONVERTIBLE NOTES PAYABLE

Convertible debt consists of the following at June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016

Convertible note in the principal amount of $400,000 was issued in June 2014. The note accrued interest at an annual rate of 8.0%, payable annually, with maturity in June 2017. This note was convertible into common stock at a conversion rate of $1.60 per share. Termination could occur prior to the maturity date for any reason with an early withdrawal notice one hundred days prior to the withdrawal date. If an early withdrawal does occur the principal loan amount shall be discounted by twenty percent. As of December 31, 2016, the amount of accrued interest was $32,533. On January 27, 2017, an amendment to this loan was made increasing the annual rate from 8.0% to 10.0% payable quarterly and this loan was combined with non-convertible note with principal amount of $600,000. The collateral for the non-convertible combined loan with principal amount of $1 million were Class-A Preferred Membership Interests of our subsidiary, Seasons Creek Development LLC, with conversion rate $50,000 per unit and the loan was no longer convertible into shares of Common Stock of the Company (See note 6). During the six months ended June 30, 2017 and 2016, the Company made payments for interest totaling $0 and $32,444, respectively.	$-	$400,000
Total	-	400,000
Less Current Portion	-	(400,000)
Convertible notes payable, long term	$-	$-

HELPFUL ALLIANCE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017 and June 30, 2016

(Unaudited)

NOTE 6 – NOTES PAYABLE

Non-convertible debt consists of the following at June 30, 2017, and December 31, 2016:

	June 30, 2017	December 31, 2016
Convertible note in the principal amount of $1,000,000 was issued in March 2013. On May 16, 2016, the Company repaid $400,000 and issued a restated and amended note for the remaining amount due of $600,000 as a non-convertible note. The note accrued interest at an annual rate of 10.0%, payable quarterly, and matured on June 30, 2016. As of December 31, 2016, the amount of accrued interest was $70,192 and the note was in default for non-payment of principal and interest. On January 27, 2017, an extension to this loan was made extending the maturity date to June 30, 2017 and the note was combined with previously convertible note with principal amount of $400,000 (See note 5). The collateral for the combined loan were Class-A Preferred Membership Interests of our subsidiary, Seasons Creek Development LLC, with conversion rate $50,000 per unit. On June 30, 2017, the Company settled the principal portion of this $1,000,000 note payable by issuing 20 Units of Class-A membership interests of our 67% owned subsidiary Seasons Creek Development LLC in lieu of repaying the $1,000,000 principal amount of the loan (see Note 4). We recognized a gain on deconsolidation of subsidiary in the amount of $532,184 during the six and three months ended June 30, 2017. As of June 30, 2017, the amount of accrued interest under combined loan was $146,790. During the six months ended June 30, 2017, the Company did not make any payments for interest. The accrued interest under the combined loan is due on or before December 31, 2017.	-	600,000
Total	-	600,000
Less Current Portion	-	(600,000)
Convertible notes payable, long term	$-	$-

NOTE 7 – NOTES PAYABLE - RELATED PARTIES

Notes payable with related parties consists of the following at June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016
On February 22, 2016, the Company received $10,000 for note payable issued from an affiliated company. The note accrues interest at an annual rate of 5.0%, payable quarterly, and matures on December 31, 2017. As of June 30, 2017, and December 31, 2016, the amount of accrued interest was $125 and $126, respectively. During the six months ended June 30, 2017 and 2016, the Company made payments for interest totaling $249 and $0, respectively.	$10,000	$10,000

In February, March, April, May and June, 2016, the Company received an aggregate principal amount of $100,000 for notes payable issued from the Company’s founder. The notes accrue interest at an annual rate of 5.0%, payable quarterly, and mature on December 31, 2017. As of June 30, 2017, and December 31, 2016, the amount of accrued interest was $3,739 and $1,260, respectively. During the six months ended June 30, 2017 and 2016, the Company made payments for interest totaling $0 and $0, respectively.	100,000	100,000

HELPFUL ALLIANCE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017 and June 30, 2016

(Unaudited)

On June 30, 2016, the Company received $50,000 for note payable issued from the Company’s founder. The note accrues interest at an annual rate of 8.0%, payable quarterly, and matures on December 31, 2017. As of June 30, 2017, and December 31, 2016, the amount of accrued interest was $2,991 and $1,008, respectively. During the six months ended June 30, 2017 and 2016, the Company made payments for interest totaling $0 and $0, respectively.	50,000	50,000

In July 2016, the Company received an aggregate principal amount of $75,000 for note payable issued from the Company’s founder. The notes accrue interest at an annual rate of 8.0%, payable quarterly, and mature on December 31, 2017. As of June 30, 2017, and December 31, 2016, the amount of accrued interest was $1,978 and $1,512, respectively. During the six months ended June 30, 2017 and 2016, the Company made payments for interest totaling $1,512 and $0, respectively. $50,000 note was derecognized on our balance sheet as of June 30, 2017 due to deconsolidation of the subsidiary.	25,000	75,000

In August 2016, the Company received an aggregate principal amount of $52,000 for note payable issued from the Company’s founder. The note accrues interest at an annual rate of 12.5%, payable monthly, and matures on December 31, 2017. June 30, 2017, and December 31, 2016, the amount of accrued interest was $543 and $534, respectively. During the six months ended June 30, 2017 and 2016, the Company made payments for interest totaling $2,558 and $0, respectively.	52,000	52,000

In August 2016, the Company received an aggregate principal amount of $5,000 for note payable issued from an affiliated company. The note accrues interest at an annual rate of 12.5%, payable quarterly, and matures on December 31, 2017. As of June 30, 2017, and December 31, 2016, the amount of accrued interest was $310 and $158, respectively. During the six months ended June 30, 2017 and 2016, the Company made payments for interest totaling $158 and $0, respectively. This note was derecognized on our balance sheet as of June 30, 2017 due to deconsolidation of the subsidiary.	-	5,000

In September 2016, the Company received an aggregate principal amount of $50,000 for note payable issued from the Company’s founder. The notes accrue interest at an annual rate of 12.5%, payable quarterly, and mature on December 31, 2017. As of June 30, 2017, and December 31, 2016, the amount of accrued interest was $4,674 and $1,575, respectively. During the six months ended June 30, 2017 and 2016, the Company made payments for interest totaling $0 and $0, respectively.	50,000	50,000

In October 2016, the Company received a principal amount of $5,000 for note payable issued from the Company’s founder. The note accrues interest at an annual rate of 12.5%, payable quarterly, and matures on December 31, 2017. As of June 30, 2017, and December 31, 2016, the amount of accrued interest was $0 and $139, respectively. During the six months ended June 30, 2017 and 2016, the Company made payments for interest totaling $139 and $0, respectively. This note was derecognized on our balance sheet as of June 30, 2017 due to deconsolidation of the subsidiary.	-	5,000

HELPFUL ALLIANCE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017 and June 30, 2016

(Unaudited)

In November 2016, the Company received an aggregate principal amount of $20,000 for notes payable issued from an affiliated company. The notes accrue interest at an annual rate of 5.0%, payable quarterly, and mature on December 31, 2017. As of June 30, 2017, and December 31, 2016, the amount of accrued interest was $249 and $156, respectively. During the six months ended June 30, 2017 and 2016, the Company made payments for interest totaling $403 and $0, respectively.	20,000	20,000

In November 2016, the Company received a principal amount of $5,000 for note payable issued from the Company’s founder. The note accrues interest at an annual rate of 12%, payable quarterly, and matures on December 31, 2017. As of June 30, 2017, and December 31, 2016, the amount of accrued interest was $298 and $64, respectively. During the six months ended June 30, 2017 and 2016, the Company made payments for interest totaling $0 and $0, respectively.	5,000	5,000

In November 2016, the Company received a principal amount of $5,000 for note payable issued from the Company’s founder. The note accrues interest at an annual rate of 12%, payable quarterly, and matures on December 31, 2017. As of June 30, 2017, and December 31, 2016, the amount of accrued interest was $298 and $61, respectively. During the six months ended June 30, 2017 and 2016, the Company made payments for interest totaling $61 and $0, respectively.	5,000	5,000

In December 2016, the Company received an aggregate principal amount of $55,000 for notes payable issued from an affiliated company. The notes accrue interest at an annual rate of 12.0%, payable quarterly, and mature on December 31, 2017. As of June 30, 2017, and December 31, 2016, the amount of accrued interest was $1,645 and $278, respectively. During the six months ended June 30, 2017 and 2016, the Company made payments for interest totaling $1,905 and $0, respectively.	55,000	55,000

In January, February, March, April and May 2017, the Company received an aggregate principal amount of $240,000 for notes payable issued from the Company’s founder. The notes accrue interest at an annual rate of 12%, payable quarterly, and mature on December 31, 2017. As of June 30, 2017, and December 31, 2016, the amount of accrued interest was $6,128 and $0, respectively. During the six months ended June 30, 2017 and 2016, the Company did not make any payments for interest, respectively.	240,000	-

HELPFUL ALLIANCE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017 and June 30, 2016

(Unaudited)

In January, February and May 2017, the Company received an aggregate principal amount of $102,500 for notes payable issued from an affiliated company. The notes accrue interest at an annual rate of 12.0%, payable quarterly, and mature on December 31, 2017. As of June 30, 2017, and December 31, 2016, the amount of accrued interest was $2,756 and $0, respectively. During the six months ended June 30, 2017 and 2016, the Company made payments for interest, $1,746 and $0, respectively.	102,500	-

In April, May and June 2017, the Company received a principal amount of $6,500 for notes payable issued from the Company’s founder. The notes accrue interest at an annual rate of 12%, payable quarterly, and mature on December 31, 2017. As of June 30, 2017, and December 31, 2016, the amount of accrued interest was $93 and $0, respectively. During the six months ended June 30, 2017 and 2016, the Company made payments for interest totaling $0 and $0, respectively.	6,500	-

In May 2017, the Company received a principal amount of $20,000 for note payable issued from an affiliated company. The note accrues interest at an annual rate of 12.0%, payable quarterly, and matures on December 31, 2017. As of June 30, 2017, and December 31, 2016, the amount of accrued interest was $289 and $0, respectively. During the six months ended June 30, 2017 and 2016, the Company did not make any payments for interest, respectively.	20,000	-

In June 2017, the Company received discounted amount of $500,000 for note payable with principal amount of $585,000 issued from an affiliated company. As of June 30, 2017, and December 31, 2016, the amount of accrued interest was $0 and $0, respectively. During the six months ended June 30, 2017 and 2016, the Company did not make any payments for interest, respectively. This note was derecognized on our balance sheet as of June 30, 2017 due to deconsolidation of the subsidiary.	-	-
Total	741,000	432,000
Less Current Portion	(741,000)	(432,000)
Notes payable - related party, long term	$-	$-

Transactions involving related parties cannot be presumed to be carried out on an arm’s-length basis, as the requisite conditions of competitive, free-market dealings may not exist.

NOTE 8 –ACCRUED EXPENSES

At June 30, 2017 and December 31, 2016, accrued expenses consisted of the following:

	June 30, 2017	December 31, 2016
Accrued payroll	$9,669	$11,326
Payroll taxes payable	12,482	62,338
Reimbursement due to employee	546	-
Total	$22,697	$73,664

HELPFUL ALLIANCE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017 and June 30, 2016

(Unaudited)

NOTE 9 – DUE FROM AFFILIATES

At June 30, 2017 and December 31, 2016, Due from Affiliates, which are in the form of a receivable consisted of the following:

	June 30, 2017	December 31, 2016
Officer	$-	$507
Management fees	64,153	-
Total	$64,153	$507

As of June 30, 2017, the Company had receivables from its deconsolidated subsidiary of $64,153 for land development management fees. As of December 31, 2016, the Company had receivables from its founder in amount of $507 for payment made on behalf of our founder and has been included in Due from affiliate on the accompanying balance sheets.

Transactions involving related parties cannot be presumed to be carried out on an arm’s-length basis, as the requisite conditions of competitive, free-market dealings may not exist.

NOTE 10 – RELATED PARTY TRANSACTIONS

Due from affiliates

As of June 30, 2017, the Company had receivables from its deconsolidated subsidiary of $64,153 for land development management fees. As of December 31, 2016, the Company had receivables from its founder in amount of $507 for payment made on behalf of our founder and has been included in Due from affiliate on the accompanying balance sheets (see Note 9).

Due to affiliates

On February 22, 2016, the Company received $10,000 for note payable issued from an affiliated company. The note accrues interest at an annual rate of 5.0%, payable quarterly, and matures on December 31, 2017. As of June 30, 2017, and December 31, 2016, the amount of accrued interest was $125 and $126, respectively. During the six months ended June 30, 2017 and 2016, the Company made payments for interest totaling $249 and $0, respectively (see Note 7).

In February, March, April, May and June, 2016, the Company received an aggregate principal amount of $100,000 for notes payable issued from the Company’s founder. The notes accrue interest at an annual rate of 5.0%, payable quarterly, and mature on December 31, 2017. As of June 30, 2017, and December 31, 2016, the amount of accrued interest was $3,739 and $1,260, respectively. During the six months ended June 30, 2017 and 2016, the Company made payments for interest totaling $0 and $0, respectively (see Note 7).

On June 30, 2016, the Company received $50,000 for note payable issued from the Company’s founder. The note accrues interest at an annual rate of 8.0%, payable quarterly, and matures on December 31, 2017. As of June 30, 2017, and December 31, 2016, the amount of accrued interest was $2,991 and $1,008, respectively. During the six months ended June 30, 2017 and 2016, the Company made payments for interest totaling $0 and $0, respectively (see Note 7).

HELPFUL ALLIANCE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017 and June 30, 2016

(Unaudited)

In July 2016, the Company received an aggregate principal amount of $75,000 for note payable issued from the Company’s founder. The notes accrue interest at an annual rate of 8.0%, payable quarterly, and mature on December 31, 2017. As of June 30, 2017, and December 31, 2016, the amount of accrued interest was $1,978 and $1,512, respectively. During the six months ended June 30, 2017 and 2016, the Company made payments for interest totaling $1,512 and $0, respectively. $50,000 note was derecognized on our balance sheet as of June 30, 2017 due to deconsolidation of the subsidiary (see Note 7).

In August 2016, the Company received an aggregate principal amount of $52,000 for note payable issued from the Company’s founder. The note accrues interest at an annual rate of 12.5%, payable monthly, and matures on December 31, 2017. June 30, 2017, and December 31, 2016, the amount of accrued interest was $543 and $534, respectively. During the six months ended June 30, 2017 and 2016, the Company made payments for interest totaling $2,558 and $0, respectively (see Note 7).

In August 2016, the Company received an aggregate principal amount of $5,000 for note payable issued from an affiliated company. The note accrues interest at an annual rate of 12.5%, payable quarterly, and matures on December 31, 2017. As of June 30, 2017, and December 31, 2016, the amount of accrued interest was $310 and $158, respectively. During the six months ended June 30, 2017 and 2016, the Company made payments for interest totaling $158 and $0, respectively. This note was derecognized on our balance sheet as of June 30, 2017 due to deconsolidation of the subsidiary (see Note 7).

In September 2016, the Company received an aggregate principal amount of $50,000 for note payable issued from the Company’s founder. The notes accrue interest at an annual rate of 12.5%, payable quarterly, and mature on December 31, 2017. As of June 30, 2017, and December 31, 2016, the amount of accrued interest was $4,674 and $1,575, respectively. During the six months ended June 30, 2017 and 2016, the Company made payments for interest totaling $0 and $0, respectively (see Note 7).

In October 2016, the Company received a principal amount of $5,000 for note payable issued from the Company’s founder. The note accrues interest at an annual rate of 12.5%, payable quarterly, and matures on December 31, 2017. As of June 30, 2017, and December 31, 2016, the amount of accrued interest was $0 and $139, respectively. During the six months ended June 30, 2017 and 2016, the Company made payments for interest totaling $139 and $0, respectively. This note was derecognized on our balance sheet as of June 30, 2017 due to deconsolidation of the subsidiary (see Note 7).

In November 2016, the Company received an aggregate principal amount of $20,000 for notes payable issued from an affiliated company. The notes accrue interest at an annual rate of 5.0%, payable quarterly, and mature on December 31, 2017. As of June 30, 2017, and December 31, 2016, the amount of accrued interest was $249 and $156, respectively. During the six months ended June 30, 2017 and 2016, the Company made payments for interest totaling $403 and $0, respectively (see Note 7).

In November 2016, the Company received a principal amount of $5,000 for note payable issued from the Company’s founder. The note accrues interest at an annual rate of 12%, payable quarterly, and matures on December 31, 2017. As of June 30, 2017, and December 31, 2016, the amount of accrued interest was $298 and $64, respectively. During the six months ended June 30, 2017 and 2016, the Company made payments for interest totaling $0 and $0, respectively (see Note 7).

HELPFUL ALLIANCE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017 and June 30, 2016

(Unaudited)

In November 2016, the Company received a principal amount of $5,000 for note payable issued from the Company’s founder. The note accrues interest at an annual rate of 12%, payable quarterly, and matures on December 31, 2017. As of June 30, 2017, and December 31, 2016, the amount of accrued interest was $298 and $61, respectively. During the six months ended June 30, 2017 and 2016, the Company made payments for interest totaling $61 and $0, respectively (see Note 7).

In December 2016, the Company received an aggregate principal amount of $55,000 for notes payable issued from an affiliated company. The notes accrue interest at an annual rate of 12.0%, payable quarterly, and mature on December 31, 2017. As of June 30, 2017, and December 31, 2016, the amount of accrued interest was $1,645 and $278, respectively. During the six months ended June 30, 2017 and 2016, the Company made payments for interest totaling $1,905 and $0, respectively (see Note 7).

In January, February, March, April and May 2017, the Company received an aggregate principal amount of $240,000 for notes payable issued from the Company’s founder. The notes accrue interest at an annual rate of 12%, payable quarterly, and mature on December 31, 2017. As of June 30, 2017, and December 31, 2016, the amount of accrued interest was $6,128 and $0, respectively. During the six months ended June 30, 2017 and 2016, the Company did not make any payments for interest, respectively (see Note 7).

In January, February and May 2017, the Company received an aggregate principal amount of $102,500 for notes payable issued from an affiliated company. The notes accrue interest at an annual rate of 12.0%, payable quarterly, and mature on December 31, 2017. As of June 30, 2017, and December 31, 2016, the amount of accrued interest was $2,756 and $0, respectively. During the six months ended June 30, 2017 and 2016, the Company made payments for interest, $1,746 and $0, respectively (see Note 7).

In April, May and June 2017, the Company received a principal amount of $6,500 for notes payable issued from the Company’s founder. The notes accrue interest at an annual rate of 12%, payable quarterly, and mature on December 31, 2017. As of June 30, 2017, and December 31, 2016, the amount of accrued interest was $93 and $0, respectively. During the six months ended June 30, 2017 and 2016, the Company made payments for interest totaling $0 and $0, respectively (see Note 7).

In May 2017, the Company received a principal amount of $20,000 for note payable issued from an affiliated company. The note accrues interest at an annual rate of 12.0%, payable quarterly, and matures on December 31, 2017. As of June 30, 2017, and December 31, 2016, the amount of accrued interest was $289 and $0, respectively. During the six months ended June 30, 2017 and 2016, the Company did not make any payments for interest, respectively (see Note 7).

In June 2017, the Company received discounted amount of $500,000 for note payable with principal amount of $585,000 issued from an affiliated company. As of June 30, 2017, and December 31, 2016, the amount of accrued interest was $0 and $0, respectively. During the six months ended June 30, 2017 and 2016, the Company did not make any payments for interest, respectively. This note was derecognized on our balance sheet as of June 30, 2017 due to deconsolidation of the subsidiary (see Note 7).

Other related party transactions

On April 25, 2017, the Company received $20,000 from an affiliated company for purchase of all rights for U.S. Patent Application 62/222,424 - Building block and interlocking construction method filed on September 23, 2015.

In the three and six months ended June 30, 2017, the Company had $113,785 from affiliated companies generated by land development activities.

Transactions involving related parties cannot be presumed to be carried out on an arm’s-length basis, as the requisite conditions of competitive, free-market dealings may not exist.

HELPFUL ALLIANCE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017 and June 30, 2016

(Unaudited)

NOTE 11 – CONCENTRATIONS

Concentration of credit risk

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. The Company has not experienced any losses in such accounts through June 30, 2017. There was $0 and $152,409 excess of FDIC insured levels as of June 30, 2017, and December 31, 2016, respectively.

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

Customers

Three customers accounted for 10% or more of the Company’s revenue, totaling 98.4%, and two customers accounted for 10% or more of the Company’s revenue, totaling 100%, during the six months ended June 30, 2017 and 2016, respectively.

	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
Customer 1 (Interest income)	-%	89.1%
Customer 2 (Interest income)	-%	10.9%
Customer 3 (Land development management, related party)	43.9%	-
Customer 4 (Land search, feasibility studies, related party)	28.1%	-
Customer 5 (Land development management, related party)	26.4%	-
	98.4%	100%

Transactions involving related parties cannot be presumed to be carried out on an arm’s-length basis, as the requisite conditions of competitive, free-market dealings may not exist.

Suppliers

No supplier accounted for 10% or more of the Company’s purchase during the six months ended June 30, 2017 and 2016, respectively.

HELPFUL ALLIANCE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017 and June 30, 2016

(Unaudited)

NOTE 12 – NON-CONTROLLING INTEREST

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

On January 30, 2017, Seasons Creek Development LLC acquired 1,100 Class A Preferred LLC Membership Interests in 5210 W Shore Drive LLC, a Virginia limited liability company for $110,000, which were used to purchase an individual building lot located at 5210 West Shore Road, Midlothian, Virginia 23112. On February 6, 2017, 5210 W Shore Drive LLC issued 1,100 Class A Preferred LLC Membership Interests to Seasons Creek Development LLC. The 1,100 Class A Preferred LLC Membership Interests bear 14.0% Class A Preferred annual yield and are redeemable at any time. Seasons Creek Development LLC owned 97.5% of the outstanding equity securities of 5210 W Shore Drive LLC. The remaining 2.5% were owned jointly by Gurin Group LLC, which is operated by our officer and director, Mr. Sergey Gurin, Ms. Tatyana Gurina, daughter of our officer and director Mr. Sergey Gurin, and by Ms. Ganna Mikheleva, one of our employees, all of whom invested an aggregate amount of $8,100 into 5210 W Shore Drive LLC.

On June 30, 2017, Helpful Alliance Company settled the principal portion of a $1,000,000 note payable by issuing 20 Units of Class-A membership interests of our 67% owned subsidiary Seasons Creek Development LLC (“SCD”) in lieu of repaying the $1,000,000 principal amount of the loan (the “Transaction”). This Transaction is a settlement of debt that also results in the deconsolidation of SCD. Furthermore, on June 26, 5210 W Shore Drive LLC (“5210 WSD”), redeemed the 1,100 Class A Preferred LLC Membership Interests with 14.0% Class A Preferred annual yield from Seasons Creek Development LLC for $116,160. We recognized the amount of $6,160 representing the 14% annual yield as other income, on consolidated basis with Seasons Creek Development LLC. Prior to June 26, 2017, Seasons Creek Development LLC owned 68.3% of the outstanding equity securities of 5210 W Shore Drive LLC. The remaining 31.7% were owned by affiliated non-controlling investors who prior to redemption invested an aggregate amount of $51,110 for their share of the subsidiary. 5210 WSD was consolidated with SCD from inception on January 2017 to June 26, 2017 when SCD sold all of its membership interests of 5210 WSD and subsequently deconsolidated 5210 WSD. Where a company sells its controlling interest in a subsidiary it is a requirement that any profit or loss generated by the subsidiary is to be recorded in the consolidated financial statements for the period during which the Company had control of the subsidiary. We have included the income and expenses of SCD in the consolidated financial statements from the inception on November 30, 2015 to June 30, 2017 when the Company ceased to control of the subsidiary and the income and expenses of 5210 W Shore Drive LLC from January 2017 until June 26, 2017 when SCD sold all of its interest in 5210 WSD. Accordingly, the Company derecognized related assets, liabilities and noncontrolling interests of SCD and 5210 WSD.

HELPFUL ALLIANCE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017 and June 30, 2016

(Unaudited)

As of June 30, 2017 and December 31, 2016, our consolidated balance sheets reflected total non-controlling interests of $0 and $39,907, respectively, which represents the equity portion of our subsidiary held by non-controlling investors in Seasons Creek Development LLC.

note 13 – STOCKHOLDERs’ EQUITY (DEFICIT)

On July 1, 2014 the Company amended the Articles of Incorporation to decrease the total authorized shares from 2.5 billion to 250 million and increased the par value from $0.0001 to $0.001. The amended authorized shares consist of 10,000,000 preferred shares, 40,000,000 Series-X common shares and 200,000,000 common shares.

Preferred Stock

The Company is authorized to issue 10,000,000 shares of its $0.001 par value preferred stock in one or more series with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. As of June 30, 2017 and December 31, 2016, no preferred shares were issued and outstanding.

Series-X Common Stock

The Company is authorized to issue 40,000,000 shares of its $0.001 par value Series-X common stock. The shares of Series-X common stock have no voting rights, no dividend rights, no liquidation rights, and no registration rights. Each one share of Series-X common stock may be converted into one share of fully paid Common stock, from time to time, as permitted by the Company’s Board of Directors. As of June 30, 2017 and December 31, 2016, 6,606,250 and 6,606,250 shares of Series-X common stock were issued and outstanding, respectively.

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

HELPFUL ALLIANCE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017 and June 30, 2016

(Unaudited)

Common Stock

The Company is authorized to issue 200,000,000 shares of its $0.001 par value common stock. As of June 30, 2017 and December 31, 2016, 2,100,000 shares of common stock were issued and outstanding, respectively.

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

On April 29, 2016, the Company issued a warrant in consideration of the extension of the maturity date of convertible note payable with principal amount of $1,000,000 to June 30, 2016, to purchase up to an aggregate of 625,000 shares of Common stock of the Corporation, at an exercise price of $1.60 per share of Common Stock, exercisable in full or in part at any time vesting from January 1, 2018 and expiring on December 31, 2028. As long as the investor owns 5% of the outstanding shares of voting stock in the company, he is eligible to nominate a representative to the Company’s Board of Directors. This agreement also contains registration rights. This warrant was valued using the Black-Scholes model using a volatility of 87.85% (derived using the average volatility of three similar public companies), an expected term of 1.7 years and a discount rate of 0.77%. The fair value of the warrant of $434,182 was treated as a debt discount on the note payable. The debt discount was amortized over the life of the note, which was due on June 30, 2016 and amortization of debt discount expense of $434,182 was recorded for the six months ended June 30, 2016. On June 30, 2017, Helpful Alliance Company settled the principal portion of a $1,000,000 note payable by issuing 20 Units of Class-A membership interests of our 67% owned subsidiary Seasons Creek Development LLC (“SCD”) in lieu of repaying the $1,000,000 principal amount of the loan and the Lender abandoned, and the Company cancelled the warrant as part of the settlement.

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

HELPFUL ALLIANCE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017 and June 30, 2016

(Unaudited)

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

This stock option was valued using the Black-Scholes model using a volatility of 69.56% (derived using the average volatility of three similar public companies), an expected term of 4.7 years and a discount rate of 1.33%. The value of the stock option, $450 will be recognized as expense over the period required to meet the performance criteria which is estimated to be approximately five years. Stock compensation expense of $30 was recorded for the six months ended June 30, 2017.

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

This stock option was valued using the Black-Scholes model using a volatility of 94.44% (derived using the average volatility of three similar public companies), an expected term of 6.1 years and a discount rate of 1.59%. The value of the stock option for each of the three employees and the Company’s counsel, $2,480 will be recognized as expense over the period required to meet the performance criteria which is estimated to be approximately six years.

HELPFUL ALLIANCE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017 and June 30, 2016

(Unaudited)

Stock compensation expense of aggregate $838, and $822 was recorded for the six months ended June 30, 2017 and 2016, respectively.

A summary of option activity under the Company’s stock plan for the six months ended June 30, 2017 is presented below:

Option Activity	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2016	1,432,000	$0.11	4.4 years	-
Granted	-	$-
Exercised	-	$-
Forfeited or Expired	-	$-
Outstanding at June 30, 2017	1,432,000	$0.11	3.8 years	$-
Exercisable at June 30, 2017	543,200	$0.11	3.8 years	$-

The aggregate intrinsic value in the table above is before applicable income taxes and represents the excess amount over the exercise price optionees would have received if all options had been exercised on the last business day of the period indicated.

A summary of the Company’s non-vested options for the three months ended June 30, 2017 is presented below:

Non-vested Options	Shares	Weighted Average Grant-Date Fair Value
Non-vested at December 31, 2016	888,800	$0.01
Granted	-	-
Vested	-	-
Forfeited	-	-
Non-vested at June 30, 2017	888,800	$0.01

The weighted average grant-date fair value of stock options granted for six months ended June 30, 2017 and fiscal year ended December 31, 2016 $0 and $0, respectively. The total grant-date fair values of stock options that vested during the six months ended June 30, 2017 and during fiscal year 2016 were $0 and $5,432, respectively.

HELPFUL ALLIANCE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017 and June 30, 2016

(Unaudited)

NOTE 16 – COMMITMENTS AND CONTINGENCIES

On November 1, 2016, the Company executed an office lease for the offices at Deerfield Beach, FL, to a non-affiliated company. The rent is $2,602 per month. The term of the lease is from November 1, 2016 to October 31, 2018. One security deposit of $2,602 and one-month prepaid rent of $2,602 was required.

Office lease expense was $15,800 and $10,669 for the six months ended June 30, 2017 and 2016, respectively.

NOTE 17 – SUBSEQUENT EVENTS

In July 2017, the Company received a principal amount of $20,000 for note payable issued from Company’s founder. The note accrues interest at an annual rate of 12.0%, payable quarterly, and matures on December 31, 2017.

On July 19, 2017, the Company received a $25,000 customer deposit for land development services from an affiliated company.

On August 8, 2017, the Company sold its 1 Common Unit of Seasons Creek Development LLC membership interests for $20,000. The Company has no further ownership of Seasons Creek Development LLC.

On August 9, 2017, Seasons Creek Development LLC and Helpful Alliance have executed the Management Termination Settlement Agreement (the “Termination”), under which Helpful Alliance shall complete the steps of land development activities that initiated before the Termination but will continue until Seasons Creek Development LLC recordation of individual building lots, as will be indicated by the receipt of official documentation to that effect from Chesterfield County, Virginia authorities. Resulting from the Termination, Seasons Creek Development LLC will owe to Helpful Alliance Company (a) $916,140 for management of land development activities prior to the Termination, (b) $64,153 for reimbursement of expenses accrued prior to the Termination recorded as due from affiliate on our balance sheet as of June 30, 2017, and (c) $97,425 of accrued 14.0% annual preferred yield from November 30, 2016 to June 30, 2017 on ownership of 20 units Class A Preferred Share LLC Membership Interests of Seasons Creek Development LLC upon completion of project, a total of $1,077,718. We will record the $916,140 on the books of Helpful Alliance Company as due from affiliate upon recordation of individual building lots. There will be no compensation to Helpful Alliance Company from the Termination date to the date of recordation of individual building lots. Helpful Alliance Company no longer has any managerial power of control over the Seasons Creek Development LLC operations. The steps subject to completion under the Termination agreement shall be conducted by Helpful Alliance Company acting merely as agent-representative of Seasons Creek Development LLC and not as a manager. Specifically, the holder of Class-B LLC Membership Interests, Mr. Mirmanov, is appointed as Manager of Seasons Creek Development LLC effective from August 9, 2017. As Manager of Seasons Creek Development LLC, Mr. Mirmanov is able to exercise all managerial and executive powers over the Seasons Creek Development LLC operations, including but not limited to replacing Helpful Alliance Company in its role as agent-representative with any other individual or entity of his choice. Helpful Alliance Company would have no remedy for such a dismissal and/or replacement.

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

We are headquartered in Deerfield Beach, Florida (within the Fort Lauderdale, FL metropolitan area), and presently engaged in searching, purchasing, and developing raw land for building residential and commercial real estate properties in the Florida and Virginia. Upon incorporation, our founders, Dr. Temnikov, Mr. Gurin and FVZ, LLC (represented by Ms. Fay Katz and Mr. Val Zevel), collectively invested $100,000 to finance our start-up expenses. In addition, our initial investors collectively invested approximately $2.9 million in equity and debt. In addition, Dr. Temnikov and Mr. Gurin, directly and through affiliated entities, loaned approximately $1million to the Company, and unaffiliated third parties invested an aggregate of $500,000 equity capital into our subsidiary, Seasons Creek Development LLC. From inception to date of this report, the aggregate amount of $4.5 million was contributed to our business operations by our founders and investors.

On September 8, 2016, our Registration Statement on Form S-1 (File No. 333-205358) was declared effective by the Securities and Exchange Commission (the “Registration Statement”). We registered 15,025,658 shares of common stock at an offering price of $2 per share, of which 14,500,000 shares, or 96.5%, were registered by the Company in connection with its initial public offering and the remaining 525,658 shares, or 3.5%, were register on behalf of the Selling Stockholders named in the Registration Statement. As of the date of this report, no shares have been sold pursuant to the Registration Statement and there is no public trading market for our securities.

Operating Segments:

● Engineering: In the course of our engineering activities, we are creating and developing (a) proprietary construction systems and methods of their assembly that are anticipated to enable us and our partners to optimize the cost-benefit efficiency of the construction process, (b) proprietary building kits that, when prefabricated, are expected to enable us and our partners build real estate properties at a lower cost and superior speed, and (c) proprietary plans of development for our living communities that we intend to market under our Organic CommunityTM brand.

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

● Construction: As of the date of this report, we have started construction activities with the commencement of managing construction of a single-family home located at 5210 W Shore Road, Midlothian, VA. Our construction activities comprise practical application of our proprietary products, construction methods, building process, and know-how as outlined below in this section. Engaging in the construction of concrete walls using our proprietary wall panels is expected to allow us to create short-term revenue streams, test our wall panels in real-time products. This could also allow us to use profits to scale up our business, and to develop, measure, and prove the cost/time advantages that we plan on selling to our customers and partners and use in the development of our proprietary building kits. Engaging in the construction of new properties, such as, including, but not limited to, residential and commercial properties under our projects as described below, is expected to allow us to establish mid-term revenues and profits. Engaging in the development of the master plans for our Organic Communities, such as, including, but not limited to, 70 homes in our Seasons Creek project, is expected to allow us to form a long-term revenue pipeline with lasting benefits for our target market groups, as well as for our Company and stockholders. We intend to manage construction activities associated with land development through our subsidiaries and manage homebuilding through our affiliate, Good Life Builders Inc., a Virginia for-profit corporation fully owned and controlled by our Interim CFO and Vice President of Business Development, Mr. Gurin.

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

Products

We continue to develop products in three principal product groups, each of which is designed to be a natural expansion of the previously planned product group, and the combination of which is designed to improve the way people build properties and organize their living in the 21st century:

●

Wall Panels – We are developing, with the intention of offering for sale, our proprietary wall panels that we believe will enable contractors to build concrete walls faster and at a lesser cost. We are attempting to protect our intellectual properties underlying this wall panel product line by filing and prosecuting U.S. Patent Application 62/406,165 - Wall panel, wall spacer, and method of construction filed on October 10, 2016.

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

Seasons Creek – On November 30, 2015, we formed Seasons Creek Development LLC, a Virginia limited liability company of which the Company is currently the manager under Exclusive Construction Management Agreement. Seasons Creek Development purchased and is developing a parcel of land consisting of approximately 28.8 acres located in Chesterfield, Virginia. The land was purchased on December 11, 2015 and has been zoned to accommodate up to 70 single family homes and currently holds a tentative plan of development approval. We intend to develop this land into a residential subdivision to be called “Seasons Creek” consisting of 70 single family homes built with the novel construction materials and methods we have researched. We will manage the homebuilding activities through our affiliated company, Good Life Builders Inc., A Virginia Corporation, owned and controlled by our Interim CFO and Vice President of Business Development, Mr. Sergey Gurin. As of the date of this report, we have performed major engineering revisions of our plan of development for the 70 buildable lots and submitted such revisions to Chesterfield County, Virginia for review and approval. In June 2017, we received approvals for our Major Adjustment to the Tentative Plat and submitted our final Construction Plans for review. We currently anticipate this project being able to obtain a land disturbance permit and for contractors to begin earthwork, utilities work, and other land development works during the third quarter of 2017, subject to acquiring certain easements and approvals. We estimate the Seasons Creek land development works to take approximately 6 months.

We were managing the Seasons Creek project under the Exclusive Construction Management Agreement we had executed with the Seasons Creek project investors. On August 9. 2017, the Exclusive Construction Management Agreement between Helpful Alliance Company and Seasons Creek Development LLC has been terminated. Seasons Creek Development LLC and Helpful Alliance have executed the Management Termination Settlement Agreement (the “Termination”), under which Helpful Alliance shall complete the steps of land development activities that initiated before the Termination but will continue until Seasons Creek Development LLC recordation of individual building lots, as will be indicated by the receipt of official documentation to that effect from Chesterfield County, Virginia authorities. Resulting from the Termination, Seasons Creek Development LLC will owe to Helpful Alliance Company (a) $916,140 for management of land development activities prior to the Termination, (b) $64,153 for reimbursement of expenses accrued prior to the Termination recorded as due from affiliate on our balance sheet as of June 30, 2017, and (c) $97,425 of accrued 14.0% annual preferred yield from November 30, 2016 to June 30, 2017 on ownership of 20 units Class A Preferred Share LLC Membership Interests of Seasons Creek Development LLC upon completion of project, a total of $1,077,718. We will record the $916,140 on the books of Helpful Alliance Company as due from affiliate upon recordation of individual building lots. There will be no compensation to Helpful Alliance Company from the Termination date to the date of recordation of individual building lots. Helpful Alliance Company no longer has any managerial power of control over the Seasons Creek Development LLC operations. The steps subject to completion under the Termination agreement shall be conducted by Helpful Alliance Company acting merely as agent-representative of Seasons Creek Development LLC and not as a manager. Specifically, the holder of Class-B LLC Membership Interests, Mr. Mirmanov, is appointed as Manager of Seasons Creek Development LLC effective from August 9, 2017. As Manager of Seasons Creek Development LLC, Mr. Mirmanov is able to exercise all managerial and executive powers over the Seasons Creek Development LLC operations, including but not limited to replacing Helpful Alliance Company in its role as agent-representative with any other individual or entity of his choice. Helpful Alliance Company would have no remedy for such a dismissal and/or replacement. The receipt of any proceeds from our involvement into Seasons Creek Project is presently uncertain and is subject to numerous risks, many of which are beyond the scope of our control.

5210 W Shore Drive - In March 2017, we have completed architectural design for our first single-family home building kit, the Woodlake home model kit, which we anticipate testing during 2017 through the construction of this property at 5210 West Shore Road, Midlothian, Virginia 23112. The Woodlake home model features approximately 4,350 square feet of living space with a two-car garage. It is our goal that construction of this model will be completed at under $60 per square foot. Site work began on the property in May 2017 and we anticipate construction of the home being completed during the fourth quarter of 2017. Construction management was conducted through an exclusive construction management agreement between the Company and 5210 W Shore Drive LLC. During second quarter of 2017, we received $50,000 of construction management fees for the construction of a new single-family home at 5210 W Shore Road, Midlothian, VA 23112 and recognized that as revenue. We no longer have any continuous revenue plans associated with this project.

River City Park – On May 3, 2016, we formed River City Park LLC, a Virginia limited liability company of which the Company currently owns 100%, to potentially locate, purchase, and develop a parcel of land in Virginia that we intend to consist of at least 400 acres and be located along a river. As of the date of this report, we have not reached any material agreements for a purchase of such land. Furthermore, presently we have no material agreements based on which we could determine the minimum amount of proceeds that would be required to purchase such land. The amount of proceeds that we raise in our initial public offering will determine which way we proceed to finance the potential land purchase for this project. If we are successful in locating and acquiring such land, we intend to develop this land into a mixed-use neighborhood to be called “River City Park.” In our estimate, River City Park project would require approximately $12 million to 17 million for purchasing land, creating the neighborhood development concept, and conducting rezoning activities. We anticipate financing this $12-17 million either from the proceeds of initial public offering of our common shares, which was effectuated by the SEC on September 8, 2016, or by causing River City Park LLC to issue and sell its securities in one or more private offerings. If we sell from 75% to 100% of the 14,500,000 shares in our initial public offering, we will use up to approximately $17.0 million from the net proceeds from our initial public offering to purchase the land and to create a neighborhood development concept (excluding general and administrative expenses and other concurrent operating expenses associated with initial management of the River City Park project). If an acquisition of land and development of the River City Park neighborhood concept would require an amount in excess of $17 million, we intend using up to $17 million for the purchases of land for our other projects and cause our River City Park LLC to initiate its own securities offering, for which we have an authority to do so as its sole owner and manager. If we sell only 25% to 75% of the 14,500,000 shares in our initial public offering, we will not use any of the net proceeds from our initial public offering for purchase of land for River City Park project. Instead, we will use the net proceeds from our initial public offering for the purchases of land for our other projects, some of which have presently not yet originated. As of the date of this report, we cannot assure our shareholders, including those who may invest into our initial public offering or into any private offerings related to our River City Park project, that we will have the necessary financing to purchase the land we contemplate purchasing for our River City Park project, or for completion of conceptual design of the River City Park neighborhood, or for the River City Park project execution.

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

Subsidiaries

As of June 30, 2017, we have three subsidiaries operating within Land Development arm and one subsidiary within our Home Kits business development arm:

Seasons Creek Development LLC: Our former and previously reported Seasons Creek Development LLC subsidiary is an entity formed for holding of the assets and for carrying out our Seasons Creek project. Seasons Creek Development LLC currently owns approximately 28.8 acres of raw land in Chesterfield County, Virginia, which has been appraised in approximately $0.98 million. The raw land is zoned to accommodate up to 70 single family homes and currently holds a tentative plan of development approval. Seasons Creek Development is no longer a subsidiary of the Company, and the Company held a minority stake until August 8, 2017.

On June 30, 2017, we settled their $1,000,000 (one million) U.S. dollar loan with Zimas LLC for 20 Units of Class-A membership interests of Seasons Creek Development LLC (“SCD”) in lieu of repaying the $1,000,000 cash principal amount of the loan (the “Transaction”). Our direct ownership of SCD was 20 Units of Class-A membership interests (“Disposed Equity”) and 1 Unit of Common membership interest before the Transaction. Our direct ownership of SCD is 1 Unit of Common membership interest after the Transaction (“Retained Equity”). Subsequently to our settlement with Zimas LLC, SCD repurchased 6 Class-A membership interests from Zimas LLC for $300,000, hence re-arranging the Seasons Creek ownership and control structure. As of the date of this report:

●	Our Vice President of Business Development and Interim CFO, Mr. Gurin, through Gurin Group LLC, effectively owns and controls 4 units of Class-A membership interests in Seasons Creek Development LLC, entitling him to approximately 16.0% voting power over Seasons Creek affairs and 22.9% profit share from the Seasons Creek Project. Gurin Group purchased these 4 units from Zimas LLC at the pro-rata value of our settlement with Zimas for $200,000 cash.

●	One of our founders, Mr. Zevel, through FVZ LLC, effectively owns and controls 4 units of Class-A membership interests in Seasons Creek Development LLC, entitling him to approximately 16.0% voting power over Seasons Creek affairs and 22.9% profit share from the Seasons Creek Project. FVZ LLC purchased these 4 units from Zimas LLC at the pro-rata value of our settlement with Zimas for $200,000 cash.

●	Resulting from the settlement and consequent sale of the 4 units of Class-A membership interests to Gurin Group LLC, the 4 units of Class-A membership interests to FVZ LLC, and 6 units of Class-A membership interests back to Seasons Creek Development LLC, Zimas LLC effectively owns and controls 6 units of Class-A membership interests in Seasons Creek Development LLC, entitling it to approximately 24.0% voting power over Seasons Creek affairs and 34.3% profit share from the Seasons Creek project.

●	One of Seasons Creek’s investors, Mr. Mirmanov, effectively owns and controls 10 units of Class-B membership interests in Seasons Creek Development LLC, entitling him to approximately 40.0% voting power over Seasons Creek affairs and 15.0% profit share from the Seasons Creek Project. Mr. Mirmanov has purchased the 10 units from Seasons Creek Development LLC for $500,000, from which Seasons Creek Development LLC used $300,000 to repurchase the 6 units from Zimas LLC as disclosed in this section above.

●	Helpful Alliance Company, effectively owned and controled 1 unit of Common membership interest in Seasons Creek Development LLC, entitling it to approximately 4.0% voting power over Seasons Creek affairs and 5.0% profit share from the Seasons Creek Project until August 8, 2017, a date on which SCD redeemed the unit back for $20,000. As a result, Helpful Alliance Company no longer has any equity position in Seasons Creek Development LLC.

We managed the Seasons Creek project under the Exclusive Construction Management Agreement we had executed with the Seasons Creek project investors. On August 9. 2017, the Exclusive Construction Management Agreement between Helpful Alliance Company and Seasons Creek Development LLC has been terminated. Seasons Creek Development LLC and Helpful Alliance have executed the Management Termination Settlement Agreement (the “Termination”), under which Helpful Alliance shall complete the steps of land development activities that initiated before the Termination but will continue until Seasons Creek Development LLC recordation of individual building lots, as will be indicated by the receipt of official documentation to that effect from Chesterfield County, Virginia authorities. Resulting from the Termination, Seasons Creek Development LLC will owe to Helpful Alliance Company (a) $916,140 for management of land development activities prior to the Termination, (b) $64,153 for reimbursement of expenses accrued prior to the Termination recorded as due from affiliate on our balance sheet as of June 30, 2017, and (c) $97,425 of accrued 14.0% annual preferred yield from November 30, 2016 to June 30, 2017 on ownership of 20 units Class A Preferred Share LLC Membership Interests of Seasons Creek Development LLC upon completion of project, a total of $1,077,718. We will record the $916,140 on the books of Helpful Alliance Company as due from affiliate upon recordation of individual building lots. There will be no compensation to Helpful Alliance Company from the Termination date to the date of recordation of individual building lots. Helpful Alliance Company no longer has any managerial power of control over the Seasons Creek Development LLC operations. The steps subject to completion under the Termination agreement shall be conducted by Helpful Alliance Company acting merely as agent-representative of Seasons Creek Development LLC and not as a manager. Specifically, the holder of Class-B LLC Membership Interests, Mr. Mirmanov, is appointed as Manager of Seasons Creek Development LLC effective from August 9, 2017. As Manager of Seasons Creek Development LLC, Mr. Mirmanov is able to exercise all managerial and executive powers over the Seasons Creek Development LLC operations, including but not limited to replacing Helpful Alliance Company in its role as agent-representative with any other individual or entity of his choice. Helpful Alliance Company would have no remedy for such a dismissal and/or replacement.

5210 W Shore Drive LLC – On January 30, 2017, Seasons Creek Development LLC purchased 1,100 Class A Preferred LLC Membership Interests in 5210 W Shore Drive LLC, a Virginia limited liability company, for a purchase price of $110,000, which was used to purchase an individual building lot located at 5210 West Shore Road, Midlothian, Virginia 23112. The lot was purchased from a non-affiliated seller. The 1,100 Class A Preferred LLC Membership Interests bear 14.0% Class A Preferred annual yield and were redeemable at any time. Prior to June 26, 2017, Seasons Creek Development LLC owned 68.3% of the outstanding equity securities of 5210 W Shore Drive LLC. The remaining 31.7% were owned jointly by Gurin Group LLC, which is co-owned and operated by our officer and director, Mr. Sergey Gurin, Ms. Tatyana Gurina, daughter of our officer and director, Mr. Sergey Gurin, and by Ms. Ganna Mikheleva, one of our employees. On June 26, 2017, 5210 W Shore Drive LLC redeemed the 1,100 Class A Preferred LLC Membership Interests with 14.0% Class A Preferred annual yield from Seasons Creek Development LLC for $116,160. We recognized the amount of $6,160 representing the 14% annual yield as other income, on consolidated basis with Seasons Creek Development LLC. As of the date of this report, the Company and Seasons Creek Development LLC does not have any ownership interest in 5210 West Shore Drive LLC.

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

Alliance Building Kits LLC – On May 31, 2017, we formed a limited liability company in the State of Florida, Alliance Building Kits LLC, in order to develop affordable home kits and its proprietary assembly methods and tools. We currently own 100% of the outstanding securities and control 100% of the voting power over Alliance Building Kits LLC.

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

Revenue

During the second quarter of 2017, we earned $113,785 in revenue from management of land development, and pre-construction studies.

We plan to derive our future revenues from the following activities:

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

Cost of Revenue

Cost of revenue was $15,600 for the three and six months ended June 30, 2017. Our cost of revenue primarily consisted of feasibility studies that were conducted for us by third parties. In the course of our land development activities, we search for, find, and purchase land suitable for construction of intended properties, and manage land development works, including but not limited to creating plans of development, obtaining permits, conducting earthwork, site clearing, installation of utility lines, road creation, and other works necessary to result in the recordation of individual lots ready for commencement of real estate property construction. Most of these works will be outsourced to independent contractors and will be included in cost of revenue.

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

Interest Expense

Interest expense consists of interest expense related to our debt obligations. Notes payable consist of the following at June 30, 2017:

●	Zimas $1 Million Amended and Restated Note: On January 27, 2017, an extension to the loan with remaining principal amount of $600,000 was made extending the maturity date to June 30, 2017 and the note was combined with previously convertible note with principal amount of $400,000. The collateral for the combined loan were Class-A Preferred Membership Interests of our subsidiary, Seasons Creek Development LLC, with conversion rate $50,000 per unit. On June 30, 2017, the Company settled their $1,000,000 (one million) U.S. dollar loan with Zimas LLC for 20 Units of Class-A membership interests of Seasons Creek Development LLC in lieu of repaying the $1,000,000 cash principal amount of the loan. As of June 30, 2017, the amount of accrued interest under combined loan was $146,790. During the six months ended June 30, 2017, the Company did not make any payments for interest. The unpaid interest under this loan is due on December 31, 2017.

Notes payable with related parties in aggregate amount of $741,000 consists of the following at June 30, 2017:

●	On February 22, 2016, the Company received $10,000 for note payable issued from an affiliated company. The note accrues interest at an annual rate of 5.0%, payable quarterly, and matures on December 31, 2017. As of June 30, 2017, and December 31, 2016, the amount of accrued interest was $125 and $126, respectively. During the six months ended June 30, 2017 and 2016, the Company made payments for interest totaling $249 and $0, respectively (see Note 7).

●	In February, March, April, May and June 2016, the Company received an aggregate principal amount of $100,000 for notes payable issued from the Company’s founder. The notes accrue interest at an annual rate of 5.0%, payable quarterly, and mature on December 31, 2017. As of June 30, 2017, and December 31, 2016, the amount of accrued interest was $3,739 and $1,260, respectively. During the six months ended June 30, 2017 and 2016, the Company made payments for interest totaling $0 and $0, respectively (see Note 7).

●	On June 30, 2016, the Company received $50,000 for note payable issued from the Company’s founder. The note accrues interest at an annual rate of 8.0%, payable quarterly, and matures on December 31, 2017. As of June 30, 2017, and December 31, 2016, the amount of accrued interest was $2,991 and $1,008, respectively. During the six months ended June 30, 2017 and 2016, the Company made payments for interest totaling $0 and $0, respectively (see Note 7).

●	In July 2016, the Company received an aggregate principal amount of $75,000 for note payable issued from the Company’s founder. The notes accrue interest at an annual rate of 8.0%, payable quarterly, and mature on December 31, 2017. As of June 30, 2017, and December 31, 2016, the amount of accrued interest was $1,978 and $1,512, respectively. During the six months ended June 30, 2017 and 2016, the Company made payments for interest totaling $1,512 and $0, respectively. $50,000 note was derecognized on our balance sheet as of June 30, 2017 due to deconsolidation of the subsidiary (see Note 7).

●	In August 2016, the Company received an aggregate principal amount of $52,000 for note payable issued from the Company’s founder. The note accrues interest at an annual rate of 12.5%, payable monthly, and matures on December 31, 2017. June 30, 2017, and December 31, 2016, the amount of accrued interest was $543 and $534, respectively. During the six months ended June 30, 2017 and 2016, the Company made payments for interest totaling $2,558 and $0, respectively (see Note 7).

●	In August 2016, the Company received an aggregate principal amount of $5,000 for note payable issued from an affiliated company. The note accrues interest at an annual rate of 12.5%, payable quarterly, and matures on December 31, 2017. As of June 30, 2017, and December 31, 2016, the amount of accrued interest was $310 and $158, respectively. During the six months ended June 30, 2017 and 2016, the Company made payments for interest totaling $158 and $0, respectively. This note was derecognized on our balance sheet as of June 30, 2017 due to deconsolidation of the subsidiary (see Note 7).

●	In September 2016, the Company received an aggregate principal amount of $50,000 for note payable issued from the Company’s founder. The notes accrue interest at an annual rate of 12.5%, payable quarterly, and mature on December 31, 2017. As of June 30, 2017, and December 31, 2016, the amount of accrued interest was $4,674 and $1,575, respectively. During the six months ended June 30, 2017 and 2016, the Company made payments for interest totaling $0 and $0, respectively (see Note 7).

●	In October 2016, the Company received a principal amount of $5,000 for note payable issued from the Company’s founder. The note accrues interest at an annual rate of 12.5%, payable quarterly, and matures on December 31, 2017. As of June 30, 2017, and December 31, 2016, the amount of accrued interest was $0 and $139, respectively. During the six months ended June 30, 2017 and 2016, the Company made payments for interest totaling $139 and $0, respectively. This note was derecognized on our balance sheet as of June 30, 2017 due to deconsolidation of the subsidiary (see Note 7).

●	In November 2016, the Company received an aggregate principal amount of $20,000 for notes payable issued from an affiliated company. The notes accrue interest at an annual rate of 5.0%, payable quarterly, and mature on December 31, 2017. As of June 30, 2017, and December 31, 2016, the amount of accrued interest was $249 and $156, respectively. During the six months ended June 30, 2017 and 2016, the Company made payments for interest totaling $403 and $0, respectively (see Note 7).

●	In November 2016, the Company received a principal amount of $5,000 for note payable issued from the Company’s founder. The note accrues interest at an annual rate of 12%, payable quarterly, and matures on December 31, 2017. As of June 30, 2017, and December 31, 2016, the amount of accrued interest was $298 and $64, respectively. During the six months ended June 30, 2017 and 2016, the Company made payments for interest totaling $0 and $0, respectively (see Note 7).

●	In November 2016, the Company received a principal amount of $5,000 for note payable issued from the Company’s founder. The note accrues interest at an annual rate of 12%, payable quarterly, and matures on December 31, 2017. As of June 30, 2017, and December 31, 2016, the amount of accrued interest was $298 and $61, respectively. During the six months ended June 30, 2017 and 2016, the Company made payments for interest totaling $61 and $0, respectively (see Note 7).

●	In December 2016, the Company received an aggregate principal amount of $55,000 for notes payable issued from an affiliated company. The notes accrue interest at an annual rate of 12.0%, payable quarterly, and mature on December 31, 2017. As of June 30, 2017, and December 31, 2016, the amount of accrued interest was $1,645 and $278, respectively. During the six months ended June 30, 2017 and 2016, the Company made payments for interest totaling $1,905 and $0, respectively (see Note 7).

●	In January, February, March, April and May 2017, the Company received an aggregate principal amount of $240,000 for notes payable issued from the Company’s founder. The notes accrue interest at an annual rate of 12%, payable quarterly, and mature on December 31, 2017. As of June 30, 2017, and December 31, 2016, the amount of accrued interest was $6,128 and $0, respectively. During the six months ended June 30, 2017 and 2016, the Company did not make any payments for interest, respectively (see Note 7).

●	In January, February and May 2017, the Company received an aggregate principal amount of $102,500 for notes payable issued from an affiliated company. The notes accrue interest at an annual rate of 12.0%, payable quarterly, and mature on December 31, 2017. As of June 30, 2017, and December 31, 2016, the amount of accrued interest was $2,756 and $0, respectively. During the six months ended June 30, 2017 and 2016, the Company made payments for interest, $1,746 and $0, respectively (see Note 7).

●	In April, May and June 2017, the Company received a principal amount of $6,500 for notes payable issued from the Company’s founder. The notes accrue interest at an annual rate of 12%, payable quarterly, and mature on December 31, 2017. As of June 30, 2017, and December 31, 2016, the amount of accrued interest was $93 and $0, respectively. During the six months ended June 30, 2017 and 2016, the Company made payments for interest totaling $0 and $0, respectively (see Note 7).

●	In May 2017, the Company received a principal amount of $20,000 for note payable issued from an affiliated company. The note accrues interest at an annual rate of 12.0%, payable quarterly, and matures on December 31, 2017. As of June 30, 2017, and December 31, 2016, the amount of accrued interest was $289 and $0, respectively. During the six months ended June 30, 2017 and 2016, the Company did not make any payments for interest, respectively (see Note 7).

●	In June 2017, the Company received discounted amount of $500,000 for note payable with principal amount of $585,000 issued from an affiliated company. As of June 30, 2017, and December 31, 2016, the amount of accrued interest was $0 and $0, respectively. During the six months ended June 30, 2017 and 2016, the Company did not make any payments for interest, respectively. This note was derecognized on our balance sheet as of June 30, 2017 due to deconsolidation of the subsidiary (see Note 7).

Net Income (Loss)

As reflected in the accompanying consolidated financial statements, the Company had a net income (loss) of $52,254 and $(793,954) for the six months ended June 30, 2017 and 2016, respectively. The 107% increase from net operating loss to net operating income was attributed mostly to our increase in revenue and our settlement of $1 million debt with Zimas LLC. On June 30, 2017, Helpful Alliance Company settled the principal portion of a $1,000,000 note payable to unaffiliated party by issuing 20 Units of Class-A membership interests of our 67% owned subsidiary Seasons Creek Development LLC (“SCD”) in lieu of repaying the $1,000,000 principal amount of the loan (the “Transaction”). This Transaction was a settlement of debt that also resulted in the deconsolidation of SCD and a recognition of gain of $572,091. Our increase in revenues and gain was partially offset by increased compensation expense as we hired more employees associated with an expansion of our land development and construction activities, including, but not limited to, performing major revisions for our plan of development for Seasons Creek project, searching for land to purchase for new projects, conducting gradually more feasibility studies for new projects, attempts to originate new projects for future customers, hiring new personnel, and other expenditures related to our core business as well as increase in interest expense due to increased weighted average interest rate as well as increased weighted average of amount of the debt. We expect our active engagement into land development activities to gradually increase our revenues as well as a gradual increase of our operating expenses as we focus our operation on purchase and development of land for construction.

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

The Company follows the provisions of FASB ASC 740-10 “Uncertainty in Income Taxes” (ASC 740-10). Certain recognition thresholds must be met before a tax position is recognized in the financial statements. An entity may only recognize or continue to recognize tax positions that meet a “more-likely-than-not” threshold. As of June 30, 2017 and December 31, 2016, the Company does not believe it has any uncertain tax positions that would require either recognition or disclosure in the accompanying financial statements.

RESULTS OF OPERATIONS

Results of Operations

The following table sets forth unaudited consolidated statement of income data for the periods indicated:

	Three Months Ended June 30, (Unaudited)			Six Months Ended June 30, (Unaudited)
	2017	2016	Change	2017	2016	Change
Revenue, including interest income	$113,785	$130,533	(13)%	$138,405	$138,405	(18)%
Cost of revenue	15,600	-	*	15,600	-	*
Gross profit	98,185	130,533	(25)	98,185	138,405	(29)
Operating expenses:
Compensation	173,273	167,266	4	351,058	324,696	8
Professional Fees	122,150	(13,929)	977	145,219	60,521	140
Interest expense	37,451	29,761	26	74,864	58,101	29
Amortization of debt discount	-	434,182	*	-	434,182	*
Other selling, general and administrative	39,787	34,837	14	70,614	54,975	28
Total operating expenses	372,661	652,117	(43)	641,755	932,475	(31)
Loss from operations	(274,476)	(521,584)	(47)	(543,570)	(794,070)	(32)
Other income	595,824	30	1,985,980	595,824	116	479,139
Total Other Income	595,824	30	1,985,980	595,824	116	479,139
Net loss	$321,348	$(521,554)	162	$52,254	$(793,954)	107
Net loss per common share:
Basic and diluted	$0.15	(0.25)	*	0.02	(0.38)	*
Weighted average Common Stock:
Basic and diluted	2,100,000	2,100,000	*	2,100,000	2,492,265	*

* Percentage not meaningful.

Comparison of the Three Months Ended June 30, 2017 to the Three Months Ended June 30, 2016 (Unaudited)

As reflected in the accompanying unaudited consolidated financial statements, we ended three months ended June 30, 2017 with net income attributable to the Company of $321,348, or $0.15 per basic and diluted share, as compared to net loss of $(521,554), or $(0.25) per basic and diluted share for the three months ended June 30, 2016, which is an increase of 162%. The 162% increase from net operating loss to net operating income was attributed mostly to our revenue from land development activities and our settlement of $1 million debt with Zimas LLC as well as 43% decrease in operating expenses during the three months ended June 30, 2017 as compared to three months ended June 30, 2016. On June 30, 2017, Helpful Alliance Company settled the principal portion of a $1,000,000 note payable to unaffiliated party by issuing 20 Units of Class-A membership interests of our 67% owned subsidiary Seasons Creek Development LLC (“SCD”) in lieu of repaying the $1,000,000 principal amount of the loan (the “Transaction”). This Transaction was a settlement of debt that also resulted in the deconsolidation of SCD and a recognition of gain of $572,091. On April 29, 2016, the Company issued a warrant in consideration of the extension of the maturity date of convertible note payable with principal amount of $1,000,000 to June 30, 2016, to purchase up to an aggregate of 625,000 shares of Common stock of the Corporation, at an exercise price of $1.60 per share of Common Stock, exercisable in full or in part at any time vesting from January 1, 2018 and expiring on December 31, 2028. The fair value of the warrant of $434,182 was treated as a debt discount on the note payable. The debt discount was amortized over the life of the note, which was due on June 30, 2016 and amortization of debt discount expense of $434,182 was recorded for the three months ended June 30, 2016. This amortization of the debt discount resulted in the operating expenses being 43% higher during the three months ended June 30, 2016 as compared to 2017. During the three months ended our revenue and gain were partially offset by increased compensation expense as we hired more employees as well as professional fees associated with an expansion of our land development and construction activities, including, but not limited to, performing major revisions for our plan of development for Seasons Creek project, searching for land to purchase for new projects, conducting gradually more feasibility studies for new projects, attempts to originate new projects for future customers, hiring new personnel, and other expenditures related to our core business as well as increase in interest expense due to increased weighted average interest rate. We expect our active engagement into land development activities to gradually increase our revenues as well as a gradual increase of our operating expenses as we focus our operation on purchase and development of land for construction. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital, implement its business plan, and generate significant revenues.

Revenue

During the three months ended June 30, 2017, we earned $113,785 in revenue from management of land development, and pre-construction studies, which is a decrease of 18% as compared to our revenues from financial activities during the three months ended June 30, 2016 which produced total amount of $130,553 or $6,319 in interest income and $124,214 of proceeds from the foreclosure and sale of one note. From inception to date, a significant majority of our revenue has been derived from our mortgage financial activities, which we ceased in 2016 as we gradually engaged in increasingly more engineering, land development and construction activities. We anticipate that our revenue from land development activities will increase and it will constitute the majority of our revenue going forward.

Cost of Revenue

Cost of revenue was $15,600 for the three and three months ended June 30, 2017. Our cost of revenue primarily consisted of feasibility studies that were conducted for us by third parties. In the course of our land development activities, we search for, find, and purchase land suitable for construction of intended properties, and manage land development works, including but not limited to creating plans of development, obtaining permits, conducting earthwork, site clearing, installation of utility lines, road creation, and other works necessary to result in the recordation of individual lots ready for commencement of real estate property construction. Most of these works will be outsourced to independent contractors and will be included in cost of revenue. As we continue to further develop our business, we anticipate that our cost of revenue will increase in absolute dollars and decrease as a percentage of total revenues.

Operating Expenses

Our total operating expenses for the three months ended June 30, 2017 amounted to $372,661, which is a decrease of approximately 43% from the total operating expenses of $652,117 for the three months ended June 30, 2016.

Selling, general and administrative expenses

Selling, general and administrative expenses costs include officer compensation, salaries and benefits, stock-based compensation expense, construction management fees, consulting fees, legal expenses, intellectual property costs, accounting and auditing fees, investor relations costs, insurance, reporting costs and fees, amortization of debt discount and corporate overhead related costs. Total selling, general and administrative expenses for the three months ended June 30, 2017 was $372,661 as compared to $652,117 for the same period of 2016. The decrease of approximately 43% was primarily caused by amortization of debt discount expense in connection to issuance of warrant during the three months ended June 30, 2016. This amortization of the debt discount resulted in the operating expenses being 43% higher during the three months ended June 30, 2016 as compared to 2017. During the three months ended June 30, 2017 as compared to the same period of 2016 we increased our compensation expense by 4% as we hired more employees, we spent about 10 times more on professional fees mostly associated with an expansion of our land development and construction activities, including, but not limited to, performing major revisions for our plan of development for Seasons Creek project and 5210 W Shore Drive project, searching for land to purchase for new projects, conducting gradually more feasibility studies for new projects, attempts to originate new projects for future customers, and other expenditures related to our core business as well as we increased our interest expense by 26% due to increased weighted average interest rate. As we continue to further develop our business, we anticipate that our selling, general and administrative expenses will increase in absolute dollars and decrease as a percentage of total revenues as we become profitable.

Interest expenses

Interest expense is related to our obligations under our debt and totaled to $37,451 and $29,761 for the three months ended June 30, 2017 and 2016, respectively. The 26% increase in interest expense for the three months ended June 30, 2017 was due to increased weighted average interest rate of debt securities in 2017 as compared to the three months ended June 30, 2016.

Other Income

Other income consisted primarily of our gain on deconsolidation of the Seasons Creek subsidiary in amount of $572,091, gain on sale of all rights for U.S. Patent Application 62/222,424 - Building block and interlocking construction method in amount of $20,000 to an affiliated company, which was partially offset by loss on investment in amount of $(2,427) or aggregate of 595,824 during the three months ended June 30, 2017. Other income consisted of processing fees received in connection with the repayment of the note receivable to us and totaled to $30 for the three months ended June 30, 2016.

Net Income (Loss)

As reflected in the accompanying unaudited consolidated financial statements, we ended three months ended June 30, 2017 with net income attributable to the Company of $321,348, as compared to net loss of $(521,554), for the three months ended June 30, 2016, which is an increase of 162%. The 162% increase from net operating loss to net operating income was attributed mostly to our revenue from land development activities and our settlement of $1 million debt with Zimas LLC as well as 43% decrease in operating expenses during the three months ended June 30, 2017 as compared to three months ended June 30, 2016. On June 30, 2017, Helpful Alliance Company settled the principal portion of a $1,000,000 note payable to unaffiliated party by issuing 20 Units of Class-A membership interests of our 67% owned subsidiary Seasons Creek Development LLC (“SCD”) in lieu of repaying the $1,000,000 principal amount of the loan (the “Transaction”). This Transaction was a settlement of debt that also resulted in the deconsolidation of SCD and a recognition of gain of $572,091. On April 29, 2016, the Company issued a warrant in consideration of the extension of the maturity date of convertible note payable with principal amount of $1,000,000 to June 30, 2016, to purchase up to an aggregate of 625,000 shares of Common stock of the Corporation, at an exercise price of $1.60 per share of Common Stock, exercisable in full or in part at any time vesting from January 1, 2018 and expiring on December 31, 2028. The fair value of the warrant of $434,182 was treated as a debt discount on the note payable. The debt discount was amortized over the life of the note, which was due on June 30, 2016 and amortization of debt discount expense of $434,182 was recorded for the three months ended June 30, 2016. This amortization of the debt discount resulted in the operating expenses being 43% higher during the three months ended June 30, 2016 as compared to 2017. During the three months ended our revenue and gain were partially offset by increased compensation expense as we hired more employees as well as professional fees associated with an expansion of our land development and construction activities, including, but not limited to, performing major revisions for our plan of development for Seasons Creek project, searching for land to purchase for new projects, conducting gradually more feasibility studies for new projects, attempts to originate new projects for future customers, hiring new personnel, and other expenditures related to our core business as well as increase in interest expense due to increased weighted average interest rate. We expect our active engagement into land development activities to gradually increase our revenues as well as a gradual increase of our operating expenses as we focus our operation on purchase and development of land for construction.

Income (Loss) per share

We reported net income attributable to the Company of $321,348, or $0.15 per basic and diluted share during the three months ended June 30, 2017, as compared to net loss of $(521,554), or $(0.25) per basic and diluted share for the three months ended June 30, 2016. The increase from loss to income attributable to Common Stockholders per share, basic and diluted was caused by the increase in net income of approximately 162%.

	Three Months Ended June 30, (Unaudited)
	2017	2016
Net income (loss) attributable to the Company	$321,348	$(521,554)
Weighted average number of common shares outstanding:
Basic and diluted	2,100,000	2,100,000
Net income (loss) attributable to Common Stockholders per share:
Basic and diluted	$0.15	$(0.25)

Comparison of the Six Months Ended June 30, 2017 to the Six Months Ended June 30, 2016 (Unaudited)

As reflected in the accompanying unaudited consolidated financial statements, we ended six months ended June 30, 2017 with net income attributable to the Company of $52,254, or $0.02 per basic and diluted share, as compared to net loss of $(793,954), or $(0.38) per basic and diluted share for the six months ended June 30, 2016, which is an increase of 107%. The 107% increase from net operating loss to net operating income was attributed mostly to our revenue from land development activities and our settlement of $1 million debt with Zimas LLC as well as 31 % decrease in operating expenses during the six months ended June 30, 2017 as compared to six months ended June 30, 2016. On June 30, 2017, Helpful Alliance Company settled the principal portion of a $1,000,000 note payable to unaffiliated party by issuing 20 Units of Class-A membership interests of our 67% owned subsidiary Seasons Creek Development LLC (“SCD”) in lieu of repaying the $1,000,000 principal amount of the loan (the “Transaction”). This Transaction was a settlement of debt that also resulted in the deconsolidation of SCD and a recognition of gain of $572,091. On April 29, 2016, the Company issued a warrant in consideration of the extension of the maturity date of convertible note payable with principal amount of $1,000,000 to June 30, 2016, to purchase up to an aggregate of 625,000 shares of Common stock of the Corporation, at an exercise price of $1.60 per share of Common Stock, exercisable in full or in part at any time vesting from January 1, 2018 and expiring on December 31, 2028. The fair value of the warrant of $434,182 was treated as a debt discount on the note payable. The debt discount was amortized over the life of the note, which was due on June 30, 2016 and amortization of debt discount expense of $434,182 was recorded for the six months ended June 30, 2016. This amortization of the debt discount resulted in the operating expenses being 31% higher during the six months ended June 30, 2016 as compared to 2017. During the six months ended our revenue and gain were partially offset by increased compensation expense as we hired more employees as well as professional fees associated with an expansion of our land development and construction activities, including, but not limited to, performing major revisions for our plan of development for Seasons Creek project, searching for land to purchase for new projects, conducting gradually more feasibility studies for new projects, attempts to originate new projects for future customers, hiring new personnel, and other expenditures related to our core business as well as increase in interest expense due to increased weighted average interest rate. We expect our active engagement into land development activities to gradually increase our revenues as well as a gradual increase of our operating expenses as we focus our operation on purchase and development of land for construction. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital, implement its business plan, and generate significant revenues.

Revenue

During the six months ended June 30, 2017, we earned $113,785 in revenue from management of land development, and pre-construction studies, which is a decrease of 18% as compared to our revenues from financial activities for the six months ended June 30, 2016 which produced total amount of $138,405 or $14,191 in interest income and $124,214 of proceeds from the foreclosure and sale of one note. From inception to date, a significant majority of our revenue has been derived from our mortgage financial activities, which we ceased in 2016 as we gradually engaged in increasingly more engineering, land development and construction activities. We anticipate that our revenue from land development activities will increase and it will constitute the majority of our revenue going forward.

Cost of Revenue

Cost of revenue was $15,600 for the three and six months ended June 30, 2017. Our cost of revenue primarily consisted of feasibility studies that were conducted for us by third parties. In the course of our land development activities, we search for, find, and purchase land suitable for construction of intended properties, and manage land development works, including but not limited to creating plans of development, obtaining permits, conducting earthwork, site clearing, installation of utility lines, road creation, and other works necessary to result in the recordation of individual lots ready for commencement of real estate property construction. Most of these works will be outsourced to independent contractors and will be included in cost of revenue. As we continue to further develop our business, we anticipate that our cost of revenue will increase in absolute dollars and decrease as a percentage of total revenues.

Operating Expenses

Our total operating expenses for the six months ended June 30, 2017 amounted to $641,755, which is a decrease of approximately 31% from the total operating expenses of $932,475 for the six months ended June 30, 2016.

Selling, general and administrative expenses

Selling, general and administrative expenses costs include officer compensation, salaries and benefits, stock-based compensation expense, construction management fees, consulting fees, legal expenses, intellectual property costs, accounting and auditing fees, investor relations costs, insurance, reporting costs and fees, amortization of debt discount and corporate overhead related costs. Total selling, general and administrative expenses for the six months ended June 30, 2017 was $641,755 as compared to $932,475 for the same period of 2016. The decrease of approximately 31% was primarily caused by amortization of debt discount expense in connection to issuance of warrant during the six months ended June 30, 2016. This amortization of the debt discount resulted in the operating expenses being 31% higher during the six months ended June 30, 2016 as compared to 2017. During the six months ended June 30, 2017 as compared to the same period of 2016 we increased our compensation expense by 8% as we hired more employees, we increased by 140% our professional fees mostly associated with an expansion of our land development and construction activities, including, but not limited to, performing major revisions for our plan of development for Seasons Creek project and 5210 W Shore Drive project, searching for land to purchase for new projects, conducting gradually more feasibility studies for new projects, attempts to originate new projects for future customers, and other expenditures related to our core business as well as we increased our interest expense by 29% due to increased weighted average interest rate. As we continue to further develop our business, we anticipate that our selling, general and administrative expenses will increase in absolute dollars and decrease as a percentage of total revenues as we become profitable.

Interest expenses

Interest expense is related to our obligations under our debt and totaled to $74,864 and $58,101 for the six months ended June 30, 2017 and 2016, respectively. The 29% increase in interest expense for the six months ended June 30, 2017 was due to increased weighted average interest rate of debt securities in 2017 as compared to the six months ended June 30, 2016.

Other Income

Other income consisted primarily of our gain on deconsolidation of the Seasons Creek subsidiary in amount of $532,182, gain on sale of all rights for U.S. Patent Application 62/222,424 - Building block and interlocking construction method in amount of $20,000 to an affiliated company, which was partially offset by loss on investment in amount of $2,427 during the six months ended June 30, 2017. Other income consisted of processing fees and other fees received in connection with the repayment of the notes receivable to us and totaled to $116 for the six months ended June 30, 2016.

Net Income (Loss)

As reflected in the accompanying unaudited consolidated financial statements, we ended six months ended June 30, 2017 with net income attributable to the Company of $52,254, as compared to net loss of $(793,954), for the six months ended June 30, 2016, which is an increase of 107%. The 107% increase from net operating loss to net operating income was attributed mostly to our revenue from land development activities and our settlement of $1 million debt with Zimas LLC as well as 31 % decrease in operating expenses during the six months ended June 30, 2017 as compared to six months ended June 30, 2016. On June 30, 2017, Helpful Alliance Company settled the principal portion of a $1,000,000 note payable to unaffiliated party by issuing 20 Units of Class-A membership interests of our 67% owned subsidiary Seasons Creek Development LLC (“SCD”) in lieu of repaying the $1,000,000 principal amount of the loan (the “Transaction”). This Transaction was a settlement of debt that also resulted in the deconsolidation of SCD and a recognition of gain of $572,091. On April 29, 2016, the Company issued a warrant in consideration of the extension of the maturity date of convertible note payable with principal amount of $1,000,000 to June 30, 2016, to purchase up to an aggregate of 625,000 shares of Common stock of the Corporation, at an exercise price of $1.60 per share of Common Stock, exercisable in full or in part at any time vesting from January 1, 2018 and expiring on December 31, 2028. The fair value of the warrant of $434,182 was treated as a debt discount on the note payable. The debt discount was amortized over the life of the note, which was due on June 30, 2016 and amortization of debt discount expense of $434,182 was recorded for the six months ended June 30, 2016. This amortization of the debt discount resulted in the operating expenses being 31% higher during the six months ended June 30, 2016 as compared to 2017. During the six months ended our revenue and gain were partially offset by increased compensation expense as we hired more employees as well as professional fees associated with an expansion of our land development and construction activities, including, but not limited to, performing major revisions for our plan of development for Seasons Creek project, searching for land to purchase for new projects, conducting gradually more feasibility studies for new projects, attempts to originate new projects for future customers, hiring new personnel, and other expenditures related to our core business as well as increase in interest expense due to increased weighted average interest rate. We expect our active engagement into land development activities to gradually increase our revenues as well as a gradual increase of our operating expenses as we focus our operation on purchase and development of land for construction.

Income (Loss) per share

We reported net income attributable to the Company of $52,254, or $0.02 per basic and diluted share during the six months ended June 30, 2017, as compared to net loss of $(793,954), or $(0.38) per basic and diluted share for the six months ended June 30, 2016. The increase from loss to income attributable to Common Stockholders per share, basic and diluted was caused by the increase in net income of approximately 107%.

	Six Months Ended June 30, (Unaudited)
	2017	2016
Net income (loss) attributable to the Company	$52,254	$(793,954)
Weighted average number of common shares outstanding:
Basic and diluted	2,100,000	2,100,000
Net income (loss) attributable to Common Stockholders per share:
Basic and diluted	$0.02	$(0.38)

Liquidity & Capital Resources

We are consuming capital at the rate of approximately $1.2 million per year, mainly for operating expenses, excluding any purchase of land, property, or other assets and excluding any financing of any land development and construction activities. We anticipate financing this amount by obtaining new loans from our founders, Messrs. Temnikov and Gurin; and by obtaining new equity investments from private sale of securities by the Company. At June 30, 2017, we had $3,918 cash on hand and an accumulated deficit of $2,257,112. In order to finance our operating capital, our founders and majority stockholders are funding the Company’s operations by lending money to the Company under unsecured promissory notes. Other than the actual unsecured promissory notes purchased by our founders and major stockholders, there is no written agreement or arrangement pursuant to which the founders or a third party have agreed to purchase additional notes or otherwise fund our operations. From January 2016 to the date of this report, the Company received an aggregate amount of $961,000 for notes payable issued from our founders, directly and through the affiliated companies operated by the founders, which accrue non-compounding interest at annual rates ranging from 5% to 12.5% and mature on December 31, 2017. As of June 30, 2017, Gurin Group LLC, a limited liability company of which Mr. Sergey Gurin, the Company’s VP, Interim CFO and director, has voting and dispositive control, had loaned the Company an aggregate amount of $382,500 of which the Company on September 30,2016 repaid $200,000 by assignment of notes receivable due to the Company with aggregate principal amount of $200,000 in non-cash transaction and on June 30, 2017 $5,000 was derecognized on our balance sheet due to deconsolidation of our Seasons Creek subsidiary, Mr. Sergey Gurin has loaned $158,500,000, of which $50,000 was derecognized on our balance sheet due to deconsolidation of our Seasons Creek subsidiary, Dr. Temnikov the Company’s President, has loaned the Company an aggregate amount of $450,000, of which $5,000 was derecognized on our balance sheet due to deconsolidation of our Seasons Creek subsidiary, FVZ LLC has loaned the Company an amount of $10,000 and 5210 W Shore Drive LLC has loaned us $20,000. We rely on Messrs. Temnikov and Gurin to finance our operations until we create revenues sufficient to cover our immediate expenses and until we accumulate adequate receivables to eliminate our going concern consideration.

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

Seasons Creek Project. We estimate that approximately $6 million (excluding general and administrative expenses and other operating expenses associated with management of the project LLC) would be required to conduct land development and construction works for our Seasons Creek project. On October 19, 2016, our subsidiary, Seasons Creek Development LLC issued 33% ownership in consideration of $500,000 equity investment structured in the form of 10 units of Class-B Preferred Share LLC Membership Interests bearing 14.0% annual yield on $0.5 million invested and the right for Class-B Preferred Profit Share of 30%. As of the date of this report, the Class-B Preferred Profit Share was decreased to 15% in accordance with Second Amended and Restated Operating Agreement of Seasons Creek Development LLC. Both, the Class-B Preferred Yield and the Class-B Preferred Profit Share are payable to Class-B LLC Member upon completion of the Seasons Creek project or as declared by our Board of Directors. Concurrently with this subscription, our ownership in Seasons Creek Development LLC was diluted from 100% to 67% and structured in form of 20 Units of Class-A Preferred Share LLC Membership Interests bearing 14.0% annual yield on $1 million and Class-A Preferred Profit Share of 30%, both payable to us upon completion of the Seasons Creek project or as declared by our Board of Directors and 1 Unit Common Share LLC Membership Interests. On June 30, 2017, we transferred these 20 units of Class-A membership interests (“Disposed Equity”) to Zimas LLC in lieu of repaying their $1,000,000 (one million) U.S. dollar loan to us (the “Transaction”). As a result, our ownership in Season Creek Development LLC decreased to 1 Unit of Common membership interest (“Retained Equity”) entitling us to 4% voting power and 5% profit share from the Seasons Creek project until August 8, 2017, a date on which SCD redeemed the unit back for $20,000. As a result, Helpful Alliance Company no longer has any equity position in Seasons Creek Development LLC..

We will manage the subsequent operations of Seasons Creek Development LLC until the termination under Amended and Restated Exclusive Construction Management Agreement executed with new member of Seasons Creek Development LLC and entitling us to approximately $915,000 in construction management fees. Under the Amended and Restated Exclusive Construction Management Agreement, we will receive these construction management fees only upon completion of the Seasons Creek project.

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

5210 W Shore. On January 30, 2017, Seasons Creek Development LLC acquired 1,100 Class A Preferred LLC Membership Interests in 5210 W Shore Drive LLC, a Virginia limited liability company for $110,000, which were used to purchase an individual building lot located at 5210 West Shore Road, Midlothian, Virginia 23112. The lot was purchased from a non-affiliated seller. The 1,100 Class A Preferred LLC Membership Interests bore 14.0% Class A Preferred annual yield and were redeemable at any time. Prior to June 26, 2017, Seasons Creek Development LLC owned 97.5% of the outstanding equity securities of 5210 W Shore Drive LLC. The remaining 2.5% were owned jointly by Gurin Group LLC, which is owned and operated by our officer and director, Mr. Sergey Gurin, Ms. Tatyana Gurina, daughter of our officer and director, Mr. Sergey Gurin, and by Ms. Ganna Mikheleva, one of our employees. On June 26, 2017, 5210 W Shore redeemed the 1,100 Class A Preferred LLC Membership Interests with the 14.0% Class A Preferred annual yield from Seasons Creek Development LLC for $116,160. As of the date of this report the Company and/or Seasons Creek Development LLC do not have any ownership of 5210 West Shore Drive LLC. As of the date of this report, we have received from 5210 W Shore Drive LLC the amount of $50,000 for construction management of the project, which we recognized as revenue.

River City Park. We estimate that approximately from $12 million to $17 million (excluding general and administrative expenses and other operating expenses associated with management of the project LLC) would be required to purchase land and create an initial concept for our River City Park neighborhood project. The amount of proceeds that we raise in our initial public offering will determine which way we proceed to finance the potential land purchase for this project. If we are successful in locating and acquiring such land, we intend to develop this land into a residential neighborhood to be called “River City Park”. In our estimate, River City Park project would require approximately $12-17 million for land purchase, creating the neighborhood development concept, and conducting rezoning activities. We anticipate financing this $12-17 million either from the proceeds of initial public offering of our common shares, which was effectuated by the SEC on September 8, 2016, or by causing our subsidiary, River City Park LLC, to issue and sell its securities in one or more private offerings. If we sell from 75% to 100% of the 14,500,000 shares in our initial public offering, we will use up to approximately $17.0 million from the net proceeds from our initial public offering to purchase the land and to create a neighborhood development concept (excluding general and administrative expenses and other concurrent operating expenses associated with initial management of the River City Park project). If an acquisition of land and development of the River City Park neighborhood concept would require an amount in excess of $17 million, we intend using up to $17 million for the purchases of land for our other projects and cause our River City Park LLC to initiate its own securities offering, for which we have an authority to do so as its sole owner and manager. If we sell only 25% to 75% of the 14,500,000 shares in our initial public offering, we will not use any of the net proceeds from our initial public offering for purchase of land for River City Park project. Instead, we will use the net proceeds from our initial public offering for the purchases of land for our other projects, some of which have presently not yet originated. As of the date of this report, we cannot assure our shareholders, including those who may invest into our initial public offering or into any private offerings related to our River City Park project, that we will have the necessary financing to purchase the land we contemplate purchasing for our River City Park project, or for completion of conceptual design of the River City Park neighborhood, or for the River City Park project execution.

Washington Woods. We estimate that approximately $2 million to $5 million (excluding general and administrative expenses and other operating expenses associated with management of the project LLC) would be required to purchase land and create an initial concept for our Washington Woods neighborhood project. We anticipate financing this $2-5 million either from the proceeds of initial public offering of our common shares, which was effectuated by the SEC on September 8, 2016, or by causing Washington Woods LLC to issue and sell its securities in one or more private offerings. The amount of proceeds that we raise in our initial public offering will determine which way we proceed to finance the potential land purchase for this project. If we sell less than 50% or from 75% to 100% of the 14,500,000 shares in our initial public offering, we will not use any of the net proceeds from our initial public offering for our Washington Woods project and pursue the private offering route. If we sell from 50% to 75% of the 14,500,000 shares in our initial public offering, we intend using up to approximately $4.75 million from the net proceeds from our initial public offering for the purchase of land and creating the Washington Woods neighborhood concept. As of the date of this report, we cannot assure our shareholders, including those who may invest into our initial public offering or into any private offerings related to our Washington Woods project, that we will have the necessary financing to purchase the land, or to complete a conceptual design, or successfully execute the Washington Woods project. If we are successful in locating and purchasing such land, we intend to develop this land into a residential neighborhood to be called “Washington Woods” featuring luxury single-family homes.

Alliance Business Park. We estimate that approximately from $0.5 million to $2.25 million (excluding general and administrative expenses and other operating expenses associated with management of the project LLC) would be required to purchase land and create an initial concept for our Alliance Business Park project. The amount of proceeds that we raise in our initial public offering will determine which way we proceed to finance the potential land purchase for this project. We anticipate financing this $0.5-2.25 million either from the proceeds of initial public offering of our common shares, which was effectuated by the SEC on September 8, 2016, or by causing our subsidiary, Alliance Business Park LLC, to issue and sell its securities in one or more private offerings. As of the date of this report, we cannot assure our shareholders, including those who may invest into our initial public offering or into any private offerings related to our Alliance Business Park project, that we will have the necessary financing to purchase the land, or to complete a conceptual design, or successfully execute the Alliance Business Park project.

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

Cash Flows

The following table presents a summary of net cash provided by (used in) our operating, investing and financing activities for the periods indicated:

	For the Six Months Ended June 30, (Unaudited)
	2017	2016
Net cash provided by (used in)
Operating activities	$(569,150)	$20,104
Investing activities	(742,251)	(3,506)
Financing activities	912,910	(174,826)
Net decrease in cash and cash equivalents	$(398,491)	$(158,228)

Operating Activities. Operating activities used net cash of $(569,150) and provided $20,140 during the six month ended June 30, 2017 and 2016, respectively. The change in net operating cash flows primarily reflected cash used for reconciliation of gain on deconsolidation of subsidiary in amount of $572,091 and cash used for compensation and professional fees which was partially offset by receipt customer deposit of $25,420 during the six month ended June 30, 2017 and cash used for compensation and interest paid on the debt obligations as well as costs for land development in amount of $88,991, which were partially offset by receipt of two notes receivable with principal amount of $81,000 and $330,000 or aggregate amount of $411,000 during the six month ended June 30, 2016.

Investing Activities. Investing activities used $742,251 and $3,506 during the six month ended June 30, 2017 and 2016, respectively. On June 30, 2017, Helpful Alliance Company settled the principal portion of a $1,000,000 note payable by issuing 20 Units of Class-A membership interests of our 67% owned subsidiary Seasons Creek Development LLC (“SCD”) in lieu of repaying the $1,000,000 principal amount of the loan (the “Transaction”). This Transaction is a settlement of debt that also caused the deconsolidation of SCD, which resulted in cash disposed of in deconsolidation of $742,251 during the six month ended June 30, 2017. Investing activities used cash for payment of $3,506 for attorney and filing fees for our patent application during the six months ended June 30, 2016.

Financing Activities. Financing activities provided net cash of $912,910 and used $174,826 during the six month ended June 30, 2017 and 2016, respectively. Financial activities used cash in amount of $7,200 to recover our cash overdraft, and provided cash by receipt of notes payable from related party in aggregate amount of $369,000, of which $240,000 is from the Company’s founder, Dr. Temnikov, an amount of $102,500 from an affiliated Company, Gurin Group LLC, $6,500 from the Company’s founder, Mr. Gurin and $20,000 from affiliated company, 5210 W Shore Drive LLC as well as cash received for note payable in amount of $500,000 received from an affiliated company and cash invested by affiliated investors in amount of $51,100 into 5210 W Shore LLC, which was prior to June 26, 2017 a 68.3% subsidiary of Seasons Creek Development, which was prior to June 30, 2017 our 67% subsidiary during the six month ended June 30, 2017. Financing activities used cash for repayment of $400,000 of note payable with original principal amount of $1,000,000 which was due by June 30, 2016, repurchase of Series-X common stock in amount of $90,000, all of which was partially offset by due to founder of $55,174 and a receipt of notes payable from the Company’s founder, Dr. Temnikov in amount of $100,000, from the Company’s founder, Mr. Gurin in amount of $50,000, from affiliated company, FVZ LLC in amount of $10,000, and from affiliated company, Gurin Group LLC, in amount of $100,000, or aggregate amount of $260,000 during the six months ended June 30, 2016.

We believe that we will need approximately of $1 million for the next 12 months to sufficiently fund our general and administrative expenses, as planned, including hiring the minimally required personnel, funding research and development and marketing, expenses. We also need $146,790 to pay-off our accrued interest up to June 30, 2017 due December 31, 2017 under Notes to Zimas LLC with principal amount of $1 million, which we paid off on June 30, 2017 by settlement and assignment of our 20 Units of Class-A membership interests of Seasons Creek Development LLC. We anticipate funding these amounts by obtaining new loans from our founders, Messrs. Temnikov and Gurin and from private sale of securities by the Company and by our subsidiaries, as and when applicable.

Summary of Significant Accounting Policies

There have been no changes made in significant accounting policies of Helpful Alliance Company during the period covered by this Report.

Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 2, “Summary of Significant Accounting Policies” in our unaudited consolidated financial statements June 30, 2017, included in this report on Form 10-Q starting from page F-6 for a discussion of our significant accounting policies and estimates.

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

Office lease expense was $15,800 and $10,669 for the six months ended June 30, 2017 and 2016, respectively.

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

Based upon that evaluation, our management has concluded that, as of June 30, 2017, our disclosure controls and procedures were found to be ineffective.

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

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the six months ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

SUBSEQUENT EVENTS

In July 2017, the Company received a principal amount of $20,000 for note payable issued from Company’s founder. The note accrues interest at an annual rate of 12.0%, payable quarterly, and matures on December 31, 2017.

On July 19, 2017, the Company received a $25,000 customer deposit for land development services from an affiliated company.

On August 8, 2017, the Company sold its 1 Common Unit of Seasons Creek Development LLC membership interests for $20,000. The Company has no further ownership of Seasons Creek Development LLC.

On August 9, 2017, Seasons Creek Development LLC and Helpful Alliance have executed the Management Termination Settlement Agreement (the “Termination”), under which Helpful Alliance shall complete the steps of land development activities that initiated before the Termination but will continue until Seasons Creek Development LLC recordation of individual building lots, as will be indicated by the receipt of official documentation to that effect from Chesterfield County, Virginia authorities. Resulting from the Termination, Seasons Creek Development LLC will owe to Helpful Alliance Company (a) $916,140 for management of land development activities prior to the Termination, (b) $64,153 for reimbursement of expenses accrued prior to the Termination recorded as due from affiliate on our balance sheet as of June 30, 2017, and (c) $97,425 of accrued 14.0% annual preferred yield from November 30, 2016 to June 30, 2017 on ownership of 20 units Class A Preferred Share LLC Membership Interests of Seasons Creek Development LLC upon completion of project, a total of $1,077,718. We will record the $916,140 on the books of Helpful Alliance Company as due from affiliate upon recordation of individual building lots. There will be no compensation to Helpful Alliance Company from the Termination date to the date of recordation of individual building lots. Helpful Alliance Company no longer has any managerial power of control over the Seasons Creek Development LLC operations. The steps subject to completion under the Termination agreement shall be conducted by Helpful Alliance Company acting merely as agent-representative of Seasons Creek Development LLC and not as a manager. Specifically, the holder of Class-B LLC Membership Interests, Mr. Mirmanov, is appointed as Manager of Seasons Creek Development LLC effective from August 9, 2017. As Manager of Seasons Creek Development LLC, Mr. Mirmanov is able to exercise all managerial and executive powers over the Seasons Creek Development LLC operations, including but not limited to replacing Helpful Alliance Company in its role as agent-representative with any other individual or entity of his choice. Helpful Alliance Company would have no remedy for such a dismissal and/or replacement.

ITEM 6. EXHIBITS.

Index to Exhibits

Exhibit No.	Description:

10.1*	Settlement Agreement, dated June 30, 2017, between Helpful Alliance Company and Zimas LLC

10.2*	Addendum to Settlement Agreement, dated June 30, 2017, between Helpful Alliance Company and Zimas LLC

10.3*	Termination Agreement, dated August 9, 2017, between Helpful Alliance Company and Seasons Creek Development LLC

31.1*	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive Officer

31.2*	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Accounting and Financial Officer

32.1*	Section 1350 Certification of Principal Executive Officer

32.2*	Section 1350 Certification of Principal Accounting and Financial Officer

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Labels Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

**	Furnished herewith. Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 18, 2017	By:	/s/ Jonathan Barker
	Name:	Jonathan Barker
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 18, 2017	By:	/s/ Sergey Gurin
	Name:	Sergey Gurin
	Title:	Vice President and Interim Chief Financial Officer
(Principal Financial and Accounting Officer)

