Form 10-Q
period 2017-09-30
Helpful Alliance Co
filed 2017-11-08
CIK 1561257

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2017

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

Yes [  ] No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date. As of November 8, 2017, there were 2,100,000 shares of Common Stock, $0.001 par value per share, issued and outstanding.

2

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HELPFUL ALLIANCE COMPANY

INDEX TO FINANCIAL STATEMENTS

September 30, 2017

HELPFUL ALLIANCE COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2017	December 31, 2016
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash	$3,791	$402,409
Prepaid expenses and other current assets	4,637	2,650
Total Current Assets	8,428	405,059
OTHER ASSETS:
Equipment, net	-	1,843
Land held for development	-	320,128
Security deposit on lease	2,602	2,602
Due from affiliate	64,153	-
Home model	1,900	1,900
Total Other Assets	68,655	326,473
TOTAL ASSETS	$77,083	$731,532
LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	$67,552	$80,232
Accrued expenses	19,323	73,664
Accrued interest payable	181,529	109,595
Customer deposit liability – related party	29,420	4,000
Cash overdraft	-	7,200
Note payable	-	600,000
Notes payable, related party	849,500	432,000
Convertible note payable	-	400,000
Total Current Liabilities	1,147,324	1,706,691
TOTAL LIABILITIES	1,147,324	1,706,691
COMMITMENTS AND CONTINGENCIES (NOTE 16)
STOCKHOLDERS’ DEFICIT:
Preferred stock ($0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding)	-	-
Common stock - series X, ($0.001 par value; 40,000,000 shares authorized; 6,606,250 and 6,606,250 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively)	6,606	6,606
Common stock, ($0.001 par value; 200,000,000 shares authorized; 2,100,000 and 2,100,000 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively)	2,100	2,100
Additional paid-in capital	1,288,851	1,285,594
Accumulated deficit	(2,367,798)	(2,309,366)
TOTAL Helpful Alliance Company STOCKHOLDERS’ DEFICIT	(1,070,241)	(1,015,066)
Non-controlling interest	-	39,907
TOTAL STOCKHOLDERS’ DEFICIT	(1,070,241)	(975,159)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$77,083	$731,532

The accompanying notes are an integral part of these financial statements.

HELPFUL ALLIANCE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
REVENUES
Revenue	$-	$6,390	$-	$144,795
Revenue, related party	75,000	-	188,785	-
TOTAL REVENUE	75,000	6,390	188,785	144,795
OPERATING EXPENSES
Compensation	127,121	194,021	478,179	518,717
Professional fees	27,842	37,119	188,661	97,640
Interest expense	19,902	30,627	94,766	88,827
Amortization of debt discount	-	-	-	434,182
Other selling, general and administrative	13,248	13,312	83,862	68,287
TOTAL OPERATING EXPENSES	188,113	275,079	845,468	1,207,554
LOSS FROM OPERATIONS	(113,113)	(268,689)	(656,683)	(1,062,759)
OTHER INCOME
Other income	2,427	-	26,160	116
Gain on settlement of debt	-	-	572,091	-
TOTAL OTHER INCOME	2,427	-	598,251	116
NET LOSS	$(110,686)	$(268,689)	$(58,432)	$(1,062,643)
NET LOSS PER COMMON SHARE
Basic and diluted	$(0.05)	$(0.13)	$(0.03)	$(0.51)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic and diluted	2,100,000	2,100,000	2,100,000	2,100,000

The accompanying notes are an integral part of these financial statements.

HELPFUL ALLIANCE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the Nine Months Ended September 30, 2017 (Unaudited)

	Preferred Stock		Common Stock – Series X		Common Stock		Additional			Total
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Non-Controlling Interest	Stockholders’ Deficit
Balance at December 31, 2016	-	$-	6,606,250	$6,606	2,100,000	$2,100	$1,285,594	$(2,309,366)	$39,907	$(975,159)
Stock option issuance	-	-	-	-	-	-	1,250	-	-	1,250
Capital contribution – related party	-	-	-	-	-	-	2,007	-	-	2,007
Elimination of non-controlling interest in deconsolidated subsidiary	-	-	-	-	-	-		-	(39,907)	(39,907)
Net loss	-	-	-	-	-	-	-	(58,432)	-	(58,432)
Balance at September 30, 2017 (Unaudited)	-	$-	6,606,250	$6,606	2,100,000	$2,100	$1,288,851	$(2,367,798)	$-	$(1,070,241)

The accompanying notes are an integral part of these financial statements.

HELPFUL ALLIANCE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	September 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(58,432)	$(1,062,643)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	140	210
Stock option compensation	1,250	1,233
Gain on settlement of debt	(572,091)	-
Amortization of debt discount	-	434,182
Loss on investment -equity method	2,427	-
Gain on sale of Common membership interest of Seasons Creek	(2,427)	-
Changes in operating assets and liabilities:
Note interest receivable	-	56,563
Notes receivable	-	411,000
Due from affiliate	(64,153)	507
Prepaid expenses and other current assets	(29,199)	2,045
Accounts payable	(1,116)	30,045
Accrued expenses	(54,341)	25,258
Accrued interest payable	73,229	(25,924)
Land development cost	(22,194)	(116,811)
Customer deposit liability - related party	25,420	-
Net cash used in operating activities	(701,487)	(244,335)
CASH FLOWS FROM INVESTING ACTIVITIES
Patent cost	-	(3,506)
Cash disposed of in deconsolidation	(742,251)	-
Sale of equipment	1,703	-
Sale of Common membership interest of Seasons Creek	20,000	-
Net cash used in investing activities	(720,548)	(3,506)
CASH FLOWS FROM FINANCING ACTIVITIES
Notes payable- related party	977,500	542,000
Cash overdraft	(7,200)	-
Non-controlling interest	51,110	-
Capital contribution – related party	2,007	-
Repayment of note payable	-	(400,000)
Repurchase of Series-X common stock	-	(90,000)
Net cash provided by financing activities	1,023,417	52,000
NET DECREASE IN CASH AND CASH EQUIVALENTS	(398,618)	(195,841)
CASH - BEGINNING OF PERIOD	402,409	214,784
CASH - END OF PERIOD	$3,791	$18,943
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$22,832	$114,652
Income taxes	$-	$-
NON-CASH INVESTING AND FINANCING ACTIVITIES
Settlement of debt for membership interests in deconsolidated subsidiary	$1,000,000	$-
Retirement of Series-X common stock	$-	$1,600
Debt discount on note payable	$-	$434,182
Assignment of notes receivable in satisfaction of notes payable	$-	$200,000

The accompanying notes are an integral part of these financial statements.

HELPFUL ALLIANCE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017 and September 30, 2016

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

As reflected in the accompanying unaudited financial statements, the Company had a net loss from operations of $656,683 and $1,062,759 for the nine months ended September 30, 2017 and 2016, respectively, an accumulated deficit of $2,367,798 and working capital deficit of $1,138,896 at September 30, 2017. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital, implement its business plan, and generate significant revenues. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

HELPFUL ALLIANCE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017 and September 30, 2016

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

Deconsolidation of subsidiary

On June 30, 2017, Helpful Alliance Company settled the principal portion of a $1,000,000 note payable to an unaffiliated party by issuing 20 Units of Class-A membership interests of our 67% owned subsidiary Seasons Creek Development LLC (“SCD”) in lieu of repaying the $1,000,000 principal amount of the loan (the “Transaction”). This Transaction is a settlement of debt that also results in the deconsolidation of SCD. Prior to the transaction, the Company’s direct ownership of SCD was 20 Units of Class-A membership interests (“Disposed Equity”) and 1 Unit of Common membership interest. After the transaction, the Company’s direct ownership of SCD is 1 Unit of Common membership interest (“Retained Equity”). Furthermore, on June 26, 5210 W Shore Drive LLC, redeemed the 1,100 Class A Preferred LLC Membership Interests with 14.0% Class A Preferred annual yield from Seasons Creek Development LLC for $116,160. We recognized the amount of $6,160 representing the 14% annual yield as other income, on consolidated basis with Seasons Creek Development LLC. Prior to June 26, 2017, Seasons Creek Development LLC owned 68.3% of the outstanding equity securities of 5210 W Shore Drive LLC. The remaining 31.7% were owned by affiliated non-controlling investors who prior to redemption invested an aggregate amount of $51,110 for their share of the subsidiary. 5210 WSD was consolidated with SCD from inception on January 2017 to June 26, 2017 when it SCD sold all of its membership interests of 5210 WSD and subsequently deconsolidated 5210 WSD. Where a company sells its controlling interest in a subsidiary it is a requirement that any profit or loss generated by the subsidiary is to be recorded in the consolidated financial statements for the period during which the Company had control of the subsidiary. We have included the income and expenses of SCD in the consolidated financial statements until June 30, 2017 when the Company ceased to control of the subsidiary and the income and expenses of 5210 W Shore Drive LLC from January 2017 until June 26, 2017 when SCD sold all of its interest in 5210 WSD. Accordingly, the Company derecognized related assets, liabilities and noncontrolling interests of SCD and 5210 WSD.

HELPFUL ALLIANCE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017 and September 30, 2016

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

As future events and their effects cannot be determined with precision, actual results could differ from those estimates. Significant estimates during the nine months ended September 30, 2017 and 2016 include valuation of warrant and allowance for doubtful accounts.

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

In our opinion, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly our financial position as of September 30, 2017, the results of our operations for the nine months ended September 30, 2017 and 2016, and our cash flows for the nine months ended September 30, 2017 and 2016. The results of our operations for the nine months ended September 30, 2017 are not necessarily indicative of the results to be expected for the full year due to seasonal variations in operating results and other factors. The balance sheet at December 31, 2016 has been taken from the audited financial statements as of that date. These unaudited financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2016.

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

HELPFUL ALLIANCE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017 and September 30, 2016

(Unaudited)

The carrying amounts reported in the balance sheets for cash, current notes receivable, accounts payable and accrued expenses, accrued interest payable and due to officer approximate their fair market value based on the short-term maturity of these instruments. Furthermore, non-current notes receivable amounts approximate their fair value since they carry market rates of interest. The Company did not have any non-financial assets or liabilities that are measured at fair value on a recurring basis as of September 30, 2017.

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

Cash and cash equivalents

Cash and cash equivalents consist of cash and short-term highly liquid investments purchased with original maturities of three months or less. There were no cash equivalents at September 30, 2017 and December 31, 2016.

Equipment

Equipment is carried at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. The cost of repairs and maintenance is expensed as incurred; major replacements and improvements are capitalized. When assets are retired or disposed of, the cost and accumulated depreciation are removed, and any resulting gains or losses are included in the Statement of Operations. In July 2017 the Company sold its equipment with book value of $1,703 for $3,710 to related party and recognized gain on disposal of equipment of $2,007 during the three and nine months ended September 30, 2017. The Company treated the gain of $2,007 as capital contribution into additional paid in capital.

Land held for development

Land is carried at cost. The cost of development, construction activities and improvements are capitalized. The Company acquired two lands held for future development in State of Virginia, one in December 2015 at historical cost of $211,336, and in January 2017 the Company acquired a second land at a historical cost of $110,111, both of which represent the purchase price. During the nine months ended September 30, 2017 and during the year ended December 31, 2016 the Company incurred costs attributable to the development activities in amount of $0 and $110,692, respectively, which were capitalized. On June 30, 2017, the Company deconsolidated the entities that owned the lands held for development (See Note 2, Deconsolidation of subsidiary).

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

September 30, 2017 and September 30, 2016

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

Stock-based compensation

Stock-based compensation is accounted for based on the requirements of the Share-Based Payment Topic of ASC 718 which requires recognition in the financial statements of the cost of employee and director services received in exchange for an award of equity instruments over the period the employee or director is required to perform the services in exchange for the award (presumptively, the vesting period). The ASC also requires measurement of the cost of employee and director services received in exchange for an award based on the grant-date fair value of the award. Stock-based compensation is included in Compensation expense and totaled $1,250 and $1,233 for the nine months ended September 30, 2017 and 2016, respectively.

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

Interest Income: Revenue is earned on the interest-bearing notes based on the effective yield of the financial instrument. In the nine months ended September 30, 2017 and 2016, the Company had $0 and $20,581 revenues, respectively, generated from interest income. The Company records income from the settlement and sale of collateral from notes held into revenue when the note or collateral is sold and the cash proceeds are received. During the three and nine months ended September 30, 2016, the Company recognized $124,214 of proceeds from the foreclosure and sale of one note.

HELPFUL ALLIANCE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017 and September 30, 2016

(Unaudited)

Land Development Income: Revenue is earned from our land development activities, when services are rendered. We search for, find, and purchase land suitable for construction of intended properties, and manage land development works, including but not limited to creating plans of development, obtaining permits, conducting earthwork, site clearing, installation of utility lines, road creation, and other works necessary to result in the recordation of individual lots ready for commencement of real estate property construction. Most of these works are outsourced to independent contractors, whereas we manage the contractors’ performance based on our plans of development and project guidelines. We also conduct due diligence for potential project analysis, including, but not limited to, project feasibility studies using our engineering, architectural, and administrative resources; market research using a network of local real estate agents; and calculations of expected financial performance for each project type, size, timeline, budgets and profits. In the nine months ended September 30, 2017 and 2016, the Company had $188,785 from affiliated companies and $0 revenues, respectively, generated by land development activities.

Construction: Revenues from the management of the construction, remodeling and sale of residential properties are recognized upon the sale of the properties. Most of these works are outsourced to independent contractors, whereas we manage the contractors’ performance based on our plans of development and project guidelines. In the nine months ended September 30, 2017 and 2016, the Company had no revenues generated by construction activities.

Business Development: Revenues from sales of home kits are recognized when the sales are closed and home kits are delivered to the customer. In the nine months ended September 30, 2017 and 2016, the Company had no revenues generated by the sale of home kits.

Engineering consulting: Revenues from sales of engineering consulting services are earned when services are provided. In the nine months ended September 30, 2017 and 2016 the Company had no revenues generated by engineering consulting.

Segments

The Company follows the guidance of ASC 280-10 for “Disclosures about Segments of an Enterprise and Related Information.” During the nine months ended September 30, 2017 and 2016, the Company only operated in one segment.

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

HELPFUL ALLIANCE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017 and September 30, 2016

(Unaudited)

The Company follows the provisions of FASB ASC 740-10 “Uncertainty in Income Taxes” (ASC 740-10). Certain recognition thresholds must be met before a tax position is recognized in the financial statements. An entity may only recognize or continue to recognize tax positions that meet a “more-likely-than-not” threshold. As of September 30, 2017, and December 31, 2016, the Company does not believe it has any uncertain tax positions that would require either recognition or disclosure in the accompanying financial statements.

Advertising and promotion

Advertising and promotion is expensed as incurred and is included in other selling, general and administrative expense and totaled $9,134 and $13,793 for the nine months ended September 30, 2017 and 2016, respectively.

Research and development

Expenditures for research and product development costs are expensed as incurred and are included in other selling, general and administrative expense and totaled $1,222 and $21 for the nine months ended September 30, 2017 and 2016, respectively.

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

Net loss per share for each class of common stock is as follows:

	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016
Net loss per common shares outstanding:
Basic and diluted	$(0.03)	$(0.51)
Weighted average common shares outstanding:
Basic and diluted	2,100,000	2,100,000

HELPFUL ALLIANCE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017 and September 30, 2016

(Unaudited)

	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016
Net loss per common shares outstanding:
Basic and diluted	$(0.05)	$(0.13)
Weighted average common shares outstanding:
Basic and diluted	2,100,000	2,100,000

The Company’s aggregate common stock equivalents at September 30, 2017 and September 30, 2016 included the following:

	September 30, 2017	September 30, 2016
Convertible notes	-	250,000
Warrants for common stock	2,000,000	2,625,000
Series X - common stock	6,606,250	6,606,250
Restricted stock options	1,432,000	1,432,000
Total	10,038,250	10,913,250

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

September 30, 2017 and September 30, 2016

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

NOTE 3 – EQUIPMENT

Equipment consists of the following:

	Estimated Useful
	Lives in Years	September 30, 2017	December 31, 2016
Trailer	10	$-	$2,800
Less total accumulated depreciation		-	(957)
Machinery and equipment, net		$-	$1,843

Depreciation expense for the nine months ended September 30, 2017 and 2016 amounted to $140 and $210, respectively. In July 2017 the Company sold its equipment with book value of $1,703 for $3,710 to related party and recognized gain on disposal of equipment of $2,007 during the three and nine months ended September 30, 2017. The Company treated the gain of $2,007 as capital contribution into additional paid in capital.

NOTE 4 – INVESTMENTS IN UNCONSOLIDATED INVESTEES

On June 30, 2017, the Company settled the principal portion of a $1,000,000 note payable to unaffiliated party by issuing 20 Units of Class-A membership interests of our 67% owned subsidiary Seasons Creek Development LLC (“SCD”) in lieu of repaying the $1,000,000 principal amount of the loan (the “Transaction”). We recognized a gain on deconsolidation of subsidiary in the amount of $572,091 during the nine and three months ended September 30, 2017. This Transaction was a settlement of debt that also results in the deconsolidation of SCD. Prior to the transaction, the Company’s direct ownership of SCD was 20 Units of Class-A membership interests (“Disposed Equity”) and 1 Unit of Common membership interest. After the transaction, the Company’s direct ownership of SCD is 1 Unit of Common membership interest (“Retained Equity”). The Company had maintained a 3% voting interest (Common Class Member) in SCD. The Company accounted for its Seasons Creek Development LLC retained equity interest under applicable equity method according to US GAAP. The fair value of the retained equity interest was $17,573 at June 30, 2017 and the Company recognized a loss on investment of $(2,427) for the three and six months ended June 30, 2017. On August 8, 2017, the Company sold its 1 Common Unit of Seasons Creek Development LLC membership interests for $20,000 and recognized a gain on sale of investment of $2,427 for the three and nine months ended September 30, 2017. The Company has no further ownership of Seasons Creek Development LLC.

HELPFUL ALLIANCE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017 and September 30, 2016

(Unaudited)

NOTE 5 – CONVERTIBLE NOTES PAYABLE

Convertible debt consists of the following at September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016

Convertible note in the principal amount of $400,000 was issued in June 2014. The note accrued interest at an annual rate of 8.0%, payable annually, with maturity in June 2017. This note was convertible into common stock at a conversion rate of $1.60 per share. Termination could occur prior to the maturity date for any reason with an early withdrawal notice one hundred days prior to the withdrawal date. If an early withdrawal does occur the principal loan amount shall be discounted by twenty percent. As of December 31, 2016, the amount of accrued interest was $32,533. On January 27, 2017, an amendment to this loan was made increasing the annual rate from 8.0% to 10.0% payable quarterly and this loan was combined with non-convertible note with principal amount of $600,000. The collateral for the non-convertible combined loan with principal amount of $1 million were Class-A Preferred Membership Interests of our subsidiary, Seasons Creek Development LLC, with conversion rate $50,000 per unit and the loan was no longer convertible into shares of Common Stock of the Company (See note 6). During the nine months ended September 30, 2017 and 2016, the Company made payments for interest totaling $0 and $32,444, respectively.	$-	$400,000
Total	-	400,000
Less Current Portion	-	(400,000)
Convertible notes payable, long term	$-	$-

HELPFUL ALLIANCE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017 and September 30, 2016

(Unaudited)

NOTE 6 – NOTES PAYABLE

Non-convertible debt consists of the following at September 30, 2017, and December 31, 2016:

	September 30, 2017	December 31, 2016
Convertible note in the principal amount of $1,000,000 was issued in March 2013. On May 16, 2016, the Company repaid $400,000 and issued a restated and amended note for the remaining amount due of $600,000 as a non-convertible note. The note accrued interest at an annual rate of 10.0%, payable quarterly, and matured on June 30, 2016. As of December 31, 2016, the amount of accrued interest was $70,192 and the note was in default for non-payment of principal and interest. On January 27, 2017, an extension to this loan was made extending the maturity date to June 30, 2017 and the note was combined with previously convertible note with principal amount of $400,000 (See note 5). The collateral for the combined loan were Class-A Preferred Membership Interests of our subsidiary, Seasons Creek Development LLC, with conversion rate $50,000 per unit. On June 30, 2017, the Company settled the principal portion of this $1,000,000 note payable by issuing 20 Units of Class-A membership interests of our 67% owned subsidiary Seasons Creek Development LLC in lieu of repaying the $1,000,000 principal amount of the loan (see Note 4). We recognized a gain on deconsolidation of subsidiary in the amount of $532,184 during the nine and three months ended September 30, 2017. As of September 30, 2017, the amount of accrued interest under combined loan was $146,790. During the nine months ended September 30, 2017, the Company did not make any payments for interest. The accrued interest under the combined loan is due on or before December 31, 2017.	-	600,000
Total	-	600,000
Less Current Portion	-	(600,000)
Convertible notes payable, long term	$-	$-

NOTE 7 – NOTES PAYABLE - RELATED PARTIES

Notes payable with related parties consists of the following at September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016
On February 22, 2016, the Company received $10,000 for note payable issued from an affiliated company. The note accrues interest at an annual rate of 5.0%, payable quarterly, and matures on December 31, 2017. As of September 30, 2017, and December 31, 2016, the amount of accrued interest was $251 and $126, respectively. During the nine months ended September 30, 2017 and 2016, the Company made payments for interest totaling $249 and $0, respectively.	$10,000	$10,000

In February, March, April, May and June, 2016, the Company received an aggregate principal amount of $100,000 for notes payable issued from the Company’s founder. The notes accrue interest at an annual rate of 5.0%, payable quarterly, and mature on December 31, 2017. As of September 30, 2017, and December 31, 2016, the amount of accrued interest was $2,507 and $1,260, respectively. During the nine months ended September 30, 2017 and 2016, the Company made payments for interest totaling $2,493 and $0, respectively.	100,000	100,000

HELPFUL ALLIANCE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017 and September 30, 2016

(Unaudited)

On June 30, 2016, the Company received $50,000 for note payable issued from the Company’s founder. The note accrues interest at an annual rate of 8.0%, payable quarterly, and matures on December 31, 2017. As of September 30, 2017, and December 31, 2016, the amount of accrued interest was $2,005 and $1,008, respectively. During the nine months ended September 30, 2017 and 2016, the Company made payments for interest totaling $1,994 and $0, respectively.	50,000	50,000

In July 2016, the Company received an aggregate principal amount of $75,000 for note payable issued from the Company’s founder. The notes accrue interest at an annual rate of 8.0%, payable quarterly, and mature on December 31, 2017. As of September 30, 2017, and December 31, 2016, the amount of accrued interest was $504 and $1,512, respectively. During the nine months ended September 30, 2017 and 2016, the Company made payments for interest totaling $3,490 and $0, respectively. $50,000 note was derecognized on our balance sheet as of June 30, 2017 due to deconsolidation of the subsidiary.	25,000	75,000

In August 2016, the Company received an aggregate principal amount of $52,000 for note payable issued from the Company’s founder. The note accrues interest at an annual rate of 12.5%, payable monthly, and matures on December 31, 2017. As of September 30, 2017, and December 31, 2016, the amount of accrued interest was $1,068 and $534, respectively. During the nine months ended September 30, 2017 and 2016, the Company made payments for interest totaling $4,205 and $0, respectively.	52,000	52,000

In August 2016, the Company received an aggregate principal amount of $5,000 for note payable issued from an affiliated company. The note accrues interest at an annual rate of 12.5%, payable quarterly, and matures on December 31, 2017. As of September 30, 2017, and December 31, 2016, the amount of accrued interest was $0 and $158, respectively. During the nine months ended September 30, 2017 and 2016, the Company made payments for interest totaling $158 and $0, respectively. This note was derecognized on our balance sheet as of June 30, 2017 due to deconsolidation of the subsidiary.	-	5,000

In September 2016, the Company received an aggregate principal amount of $50,000 for notes payable issued from the Company’s founder. The notes accrue interest at an annual rate of 12.5%, payable quarterly, and mature on December 31, 2017. As of September 30, 2017, and December 31, 2016, the amount of accrued interest was $3,134 and $1,575, respectively. During the nine months ended September 30, 2017 and 2016, the Company made payments for interest totaling $3,116 and $0, respectively.	50,000	50,000

In October 2016, the Company received a principal amount of $5,000 for note payable issued from the Company’s founder. The note accrues interest at an annual rate of 12.5%, payable quarterly, and matures on December 31, 2017. As of September 30, 2017, and December 31, 2016, the amount of accrued interest was $0 and $139, respectively. During the nine months ended September 30, 2017 and 2016, the Company made payments for interest totaling $139 and $0, respectively. This note was derecognized on our balance sheet as of June 30, 2017 due to deconsolidation of the subsidiary.	-	5,000

HELPFUL ALLIANCE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017 and September 30, 2016

(Unaudited)

In November 2016, the Company received an aggregate principal amount of $20,000 for notes payable issued from an affiliated company. The notes accrue interest at an annual rate of 5.0%, payable quarterly, and mature on December 31, 2017. As of September 30, 2017, and December 31, 2016, the amount of accrued interest was $312 and $156, respectively. During the nine months ended September 30, 2017 and 2016, the Company did not make any payments, respectively.	20,000	20,000

In November 2016, the Company received a principal amount of $5,000 for note payable issued from the Company’s founder. The note accrues interest at an annual rate of 12%, payable quarterly, and matures on December 31, 2017. As of September 30, 2017, and December 31, 2016, the amount of accrued interest was $151 and $64, respectively. During the nine months ended September 30, 2017 and 2016, the Company made payments for interest totaling $362 and $0, respectively.	5,000	5,000

In November 2016, the Company received a principal amount of $5,000 for note payable issued from the Company’s founder. The note accrues interest at an annual rate of 12%, payable quarterly, and matures on December 31, 2017. As of September 30, 2017, and December 31, 2016, the amount of accrued interest was $301 and $61, respectively. During the nine months ended September 30, 2017 and 2016, the Company made payments for interest totaling $209 and $0, respectively.	5,000	5,000

In December 2016, the Company received an aggregate principal amount of $55,000 for notes payable issued from an affiliated company. The notes accrue interest at an annual rate of 12.0%, payable quarterly, and mature on December 31, 2017. As of September 30, 2017, and December 31, 2016, the amount of accrued interest was $3,309 and $278, respectively. During the nine months ended September 30, 2017 and 2016, the Company made payments for interest totaling $1,905 and $0, respectively.	55,000	55,000

In January, February, March, April and May 2017, the Company received an aggregate principal amount of $290,000 for notes payable issued from the Company’s founder. The notes accrue interest at an annual rate of 12%, payable quarterly, and mature on December 31, 2017. As of September 30, 2017, and December 31, 2016, the amount of accrued interest was $13,469 and $0, respectively. During the nine months ended September 30, 2017 and 2016, the Company made payments for interest totaling $2,382 and $0, respectively.	290,000	-

HELPFUL ALLIANCE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017 and September 30, 2016

(Unaudited)

In January, February, May and July 2017, the Company received an aggregate principal amount of $139,500 for notes payable issued from an affiliated company. The notes accrue interest at an annual rate of 12.0%, payable quarterly, and mature on December 31, 2017. As of September 30, 2017, and December 31, 2016, the amount of accrued interest was $6,205 and $0, respectively. During the nine months ended September 30, 2017 and 2016, the Company made payments for interest, $1,746 and $0, respectively.	139,500	-

In April, May, June, July and August 2017, the Company received a principal amount of $28,000 for notes payable issued from the Company’s founder. The notes accrue interest at an annual rate of 12%, payable quarterly, and mature on December 31, 2017. As of September 30, 2017, and December 31, 2016, the amount of accrued interest was $738 and $0, respectively. During the nine months ended September 30, 2017 and 2016, the Company made payments for interest totaling $93 and $0, respectively.	28,000	-

In May 2017, the Company received a principal amount of $20,000 for note payable issued from an affiliated company. The note accrues interest at an annual rate of 12.0%, payable quarterly, and matures on December 31, 2017. As of September 30, 2017, and December 31, 2016, the amount of accrued interest was $605 and $0, respectively. During the nine months ended September 30, 2017 and 2016, the Company made payments for interest, $289 and $0, respectively.	20,000	-
Total	849,500	432,000
Less Current Portion	(849,500)	(432,000)
Notes payable - related party, long term	$-	$-

Transactions involving related parties cannot be presumed to be carried out on an arm’s-length basis, as the requisite conditions of competitive, free-market dealings may not exist.

NOTE 8 –ACCRUED EXPENSES

At September 30, 2017 and December 31, 2016, accrued expenses consisted of the following:

	September 30, 2017	December 31, 2016
Accrued payroll	$13,093	$11,326
Payroll taxes payable	6,230	62,338
Total	$19,323	$73,664

HELPFUL ALLIANCE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017 and September 30, 2016

(Unaudited)

NOTE 9 – DUE FROM AFFILIATES

At September 30, 2017 and December 31, 2016, Due from Affiliates, which are in the form of a receivable consisted of the following:

	September 30, 2017	December 31, 2016
Management fees	64,153	-
Total	$64,153	$-

As of September 30, 2017, the Company had receivables from its deconsolidated subsidiary of $64,153 for land development management fees. As of December 31, 2016, the Company had no receivables from affiliate on the accompanying balance sheets.

Transactions involving related parties cannot be presumed to be carried out on an arm’s-length basis, as the requisite conditions of competitive, free-market dealings may not exist.

NOTE 10 – RELATED PARTY TRANSACTIONS

Due from affiliates

As of September 30, 2017, the Company had receivables from its deconsolidated subsidiary of $64,153 for land development management fees. As of December 31, 2016, the Company had no receivables from affiliate on the accompanying balance sheets (see Note 9).

Due to affiliates

On February 22, 2016, the Company received $10,000 for note payable issued from an affiliated company. The note accrues interest at an annual rate of 5.0%, payable quarterly, and matures on December 31, 2017. As of September 30, 2017, and December 31, 2016, the amount of accrued interest was $251 and $126, respectively. During the nine months ended September 30, 2017 and 2016, the Company made payments for interest totaling $249 and $0, respectively (see Note 7).

In February, March, April, May and June 2016, the Company received an aggregate principal amount of $100,000 for notes payable issued from the Company’s founder. The notes accrue interest at an annual rate of 5.0%, payable quarterly, and mature on December 31, 2017. As of September 30, 2017, and December 31, 2016, the amount of accrued interest was $2,507 and $1,260, respectively. During the nine months ended September 30, 2017 and 2016, the Company made payments for interest totaling $2,493 and $0, respectively (see Note 7).

On June 30, 2016, the Company received $50,000 for note payable issued from the Company’s founder. The note accrues interest at an annual rate of 8.0%, payable quarterly, and matures on December 31, 2017. As of September 30, 2017, and December 31, 2016, the amount of accrued interest was $2,005 and $1,008, respectively. During the nine months ended September 30, 2017 and 2016, the Company made payments for interest totaling $1,994 and $0, respectively (see Note 7).

HELPFUL ALLIANCE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017 and September 30, 2016

(Unaudited)

In July 2016, the Company received an aggregate principal amount of $75,000 for note payable issued from the Company’s founder. The notes accrue interest at an annual rate of 8.0%, payable quarterly, and mature on December 31, 2017. As of September 30, 2017, and December 31, 2016, the amount of accrued interest was $504 and $1,512, respectively. During the nine months ended September 30, 2017 and 2016, the Company made payments for interest totaling $3,490 and $0, respectively. $50,000 note was derecognized on our balance sheet as of June 30, 2017 due to deconsolidation of the subsidiary (see Note 7).

In August 2016, the Company received an aggregate principal amount of $52,000 for note payable issued from the Company’s founder. The note accrues interest at an annual rate of 12.5%, payable monthly, and matures on December 31, 2017. As of September 30, 2017, and December 31, 2016, the amount of accrued interest was $1,068 and $534, respectively. During the nine months ended September 30, 2017 and 2016, the Company made payments for interest totaling $4,205 and $0, respectively (see Note 7).

In August 2016, the Company received an aggregate principal amount of $5,000 for note payable issued from an affiliated company. The note accrues interest at an annual rate of 12.5%, payable quarterly, and matures on December 31, 2017. As of September 30, 2017, and December 31, 2016, the amount of accrued interest was $0 and $158, respectively. During the nine months ended September 30, 2017 and 2016, the Company made payments for interest totaling $158 and $0, respectively. This note was derecognized on our balance sheet as of June 30, 2017 due to deconsolidation of the subsidiary (see Note 7).

In September 2016, the Company received an aggregate principal amount of $50,000 for notes payable issued from the Company’s founder. The notes accrue interest at an annual rate of 12.5%, payable quarterly, and mature on December 31, 2017. As of September 30, 2017, and December 31, 2016, the amount of accrued interest was $3,134 and $1,575, respectively. During the nine months ended September 30, 2017 and 2016, the Company made payments for interest totaling $3,116 and $0, respectively (see Note 7).

In October 2016, the Company received a principal amount of $5,000 for note payable issued from the Company’s founder. The note accrues interest at an annual rate of 12.5%, payable quarterly, and matures on December 31, 2017. As of September 30, 2017, and December 31, 2016, the amount of accrued interest was $0 and $139, respectively. During the nine months ended September 30, 2017 and 2016, the Company made payments for interest totaling $139 and $0, respectively. This note was derecognized on our balance sheet as of June 30, 2017 due to deconsolidation of the subsidiary (see Note 7).

In November 2016, the Company received an aggregate principal amount of $20,000 for notes payable issued from an affiliated company. The notes accrue interest at an annual rate of 5.0%, payable quarterly, and mature on December 31, 2017. As of September 30, 2017, and December 31, 2016, the amount of accrued interest was $312 and $156, respectively. During the nine months ended September 30, 2017 and 2016, the Company did not make any payments for interest, respectively (see Note 7).

In November 2016, the Company received a principal amount of $5,000 for note payable issued from the Company’s founder. The note accrues interest at an annual rate of 12%, payable quarterly, and matures on December 31, 2017. As of September 30, 2017, and December 31, 2016, the amount of accrued interest was $151 and $64, respectively. During the nine months ended September 30, 2017 and 2016, the Company made payments for interest totaling $362 and $0, respectively (see Note 7).

HELPFUL ALLIANCE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017 and September 30, 2016

(Unaudited)

In November 2016, the Company received a principal amount of $5,000 for note payable issued from the Company’s founder. The note accrues interest at an annual rate of 12%, payable quarterly, and matures on December 31, 2017. As of September 30, 2017, and December 31, 2016, the amount of accrued interest was $301 and $61, respectively. During the nine months ended September 30, 2017 and 2016, the Company made payments for interest totaling $209 and $0, respectively (see Note 7).

In December 2016, the Company received an aggregate principal amount of $55,000 for notes payable issued from an affiliated company. The notes accrue interest at an annual rate of 12.0%, payable quarterly, and mature on December 31, 2017. As of September 30, 2017, and December 31, 2016, the amount of accrued interest was $3,309 and $278, respectively. During the nine months ended September 30, 2017 and 2016, the Company made payments for interest totaling $1,905 and $0, respectively (see Note 7).

In January, February, March, April and May 2017, the Company received an aggregate principal amount of $290,000 for notes payable issued from the Company’s founder. The notes accrue interest at an annual rate of 12%, payable quarterly, and mature on December 31, 2017. As of September 30, 2017, and December 31, 2016, the amount of accrued interest was $13,469 and $0, respectively. During the nine months ended September 30, 2017 and 2016, the Company made payments for interest totaling $2,382 and $0, respectively (see Note 7).

In January, February, May and July 2017, the Company received an aggregate principal amount of $139,500 for notes payable issued from an affiliated company. The notes accrue interest at an annual rate of 12.0%, payable quarterly, and mature on December 31, 2017. As of September 30, 2017, and December 31, 2016, the amount of accrued interest was $6,205 and $0, respectively. During the nine months ended September 30, 2017 and 2016, the Company made payments for interest, $1,746 and $0, respectively (see Note 7).

In April, May, June, July and August 2017, the Company received a principal amount of $28,000 for notes payable issued from the Company’s founder. The notes accrue interest at an annual rate of 12%, payable quarterly, and mature on December 31, 2017. As of September 30, 2017, and December 31, 2016, the amount of accrued interest was $738 and $0, respectively. During the nine months ended September 30, 2017 and 2016, the Company made payments for interest totaling $93 and $0, respectively (see Note 7).

In May 2017, the Company received a principal amount of $20,000 for note payable issued from an affiliated company. The note accrues interest at an annual rate of 12.0%, payable quarterly, and matures on December 31, 2017. As of September 30, 2017, and December 31, 2016, the amount of accrued interest was $605 and $0, respectively. During the nine months ended September 30, 2017 and 2016, the Company made payments for interest, $289 and $0, respectively (see Note 7).

In June 2017, the Company received discounted amount of $500,000 for note payable with principal amount of $585,000 issued from an affiliated company. As of September 30, 2017, and December 31, 2016, the amount of accrued interest was $0 and $0, respectively. During the nine months ended September 30, 2017 and 2016, the Company did not make any payments for interest, respectively. This note was derecognized on our balance sheet as of June 30, 2017 due to deconsolidation of the subsidiary (see Note 7).

Other related party transactions

On April 25, 2017, the Company received $20,000 from an affiliated company for purchase of all rights for U.S. Patent Application 62/222,424 - Building block and interlocking construction method filed on September 23, 2015.

In July 2017 the Company sold its equipment with book value of $1,703 for $3,710 to related party and recognized gain on disposal of equipment of $2,007 during the three and nine months ended September 30, 2017. The Company treated the gain of $2,007 as capital contribution into additional paid in capital.

In the three and nine months ended September 30, 2017, the Company had $75,000 and $188,785, respectively in revenue generated by land development activities from affiliated companies.

On August 9, 2017, Seasons Creek Development LLC and Helpful Alliance have executed the Management Termination Settlement Agreement (the “Termination”), under which Helpful Alliance shall complete the steps of land development activities that initiated before the Termination but will continue until Seasons Creek Development LLC recordation of individual building lots, as will be indicated by the receipt of official documentation to that effect from Chesterfield County, Virginia authorities. Resulting from the Termination, Seasons Creek Development LLC will owe to Helpful Alliance Company (a) $916,140 for management of land development activities prior to the Termination, (b) $64,153 for reimbursement of expenses accrued prior to the Termination recorded as due from affiliate on our balance sheet as of June 30, 2017, and (c) $97,425 of accrued 14.0% annual preferred yield from November 30, 2016 to June 30, 2017 on ownership of 20 units Class A Preferred Share LLC Membership Interests of Seasons Creek Development LLC upon completion of project, a total of $1,077,718. We will recognize the $916,140 on the books of Helpful Alliance Company as due from affiliate upon recordation of individual building lots. There will be no compensation to Helpful Alliance Company from the Termination date to the date of recordation of individual building lots. Helpful Alliance Company no longer has any managerial power of control over the Seasons Creek Development LLC operations. The steps subject to completion under the Termination agreement shall be conducted by Helpful Alliance Company acting merely as agent-representative of Seasons Creek Development LLC and not as a manager. Specifically, the holder of Class-B LLC Membership Interests, Mr. Mirmanov, is appointed as Manager of Seasons Creek Development LLC effective from August 9, 2017. As Manager of Seasons Creek Development LLC, Mr. Mirmanov is able to exercise all managerial and executive powers over the Seasons Creek Development LLC operations, including but not limited to replacing Helpful Alliance Company in its role as agent-representative with any other individual or entity of his choice. Helpful Alliance Company would have no remedy for such a dismissal and/or replacement.

Transactions involving related parties cannot be presumed to be carried out on an arm’s-length basis, as the requisite conditions of competitive, free-market dealings may not exist.

HELPFUL ALLIANCE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017 and September 30, 2016

(Unaudited)

NOTE 11 – CONCENTRATIONS

Concentration of credit risk

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. The Company has not experienced any losses in such accounts through September 30, 2017. There was $0 and $152,409 excess of FDIC insured levels as of September 30, 2017, and December 31, 2016, respectively.

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

Customers

Three customers accounted for 10% or more of the Company’s revenue, totaling 99.1%, and two customers accounted for 10% or more of the Company’s revenue, totaling 98.9%, during the nine months ended September 30, 2017 and 2016, respectively.

	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016
Customer 1 (Interest income)	-%	85.8%
Customer 2 (Interest income)	-%	13.1%
Customer 3 (Land development management, related party)	26.5%	-
Customer 4 (Land search, feasibility studies, related party)	30.2%	-
Customer 5 (Land development management, related party)	42.4%	-
	99.1%	98.9%

Transactions involving related parties cannot be presumed to be carried out on an arm’s-length basis, as the requisite conditions of competitive, free-market dealings may not exist.

Suppliers

No supplier accounted for 10% or more of the Company’s purchase during the nine months ended September 30, 2017 and 2016, respectively.

HELPFUL ALLIANCE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017 and September 30, 2016

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

HELPFUL ALLIANCE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017 and September 30, 2016

(Unaudited)

As of September 30, 2017 and December 31, 2016, our consolidated balance sheets reflected total non-controlling interests of $0 and $39,907, respectively, which represents the equity portion of our subsidiary held by non-controlling investors in Seasons Creek Development LLC.

note 13 – STOCKHOLDERs’ EQUITY (DEFICIT)

On July 1, 2014 the Company amended the Articles of Incorporation to decrease the total authorized shares from 2.5 billion to 250 million and increased the par value from $0.0001 to $0.001. The amended authorized shares consist of 10,000,000 preferred shares, 40,000,000 Series-X common shares and 200,000,000 common shares.

Preferred Stock

The Company is authorized to issue 10,000,000 shares of its $0.001 par value preferred stock in one or more series with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. As of September 30, 2017 and December 31, 2016, no preferred shares were issued and outstanding.

Series-X Common Stock

The Company is authorized to issue 40,000,000 shares of its $0.001 par value Series-X common stock. The shares of Series-X common stock have no voting rights, no dividend rights, no liquidation rights, and no registration rights. Each one share of Series-X common stock may be converted into one share of fully paid Common stock, from time to time, as permitted by the Company’s Board of Directors. As of September 30, 2017 and December 31, 2016, 6,606,250 and 6,606,250 shares of Series-X common stock were issued and outstanding, respectively.

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

HELPFUL ALLIANCE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017 and September 30, 2016

(Unaudited)

Common Stock

The Company is authorized to issue 200,000,000 shares of its $0.001 par value common stock. As of September 30, 2017 and December 31, 2016, 2,100,000 shares of common stock were issued and outstanding, respectively.

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

On April 29, 2016, the Company issued a warrant in consideration of the extension of the maturity date of convertible note payable with principal amount of $1,000,000 to June 30, 2016, to purchase up to an aggregate of 625,000 shares of Common stock of the Corporation, at an exercise price of $1.60 per share of Common Stock, exercisable in full or in part at any time vesting from January 1, 2018 and expiring on December 31, 2028. As long as the investor owns 5% of the outstanding shares of voting stock in the company, he is eligible to nominate a representative to the Company’s Board of Directors. This agreement also contains registration rights. This warrant was valued using the Black-Scholes model using a volatility of 87.85% (derived using the average volatility of three similar public companies), an expected term of 1.7 years and a discount rate of 0.77%. The fair value of the warrant of $434,182 was treated as a debt discount on the note payable. The debt discount was amortized over the life of the note, which was due on June 30, 2016 and amortization of debt discount expense of $434,182 was recorded for the nine months ended June 30, 2016. On June 30, 2017, Helpful Alliance Company settled the principal portion of a $1,000,000 note payable by issuing 20 Units of Class-A membership interests of our 67% owned subsidiary Seasons Creek Development LLC (“SCD”) in lieu of repaying the $1,000,000 principal amount of the loan and the Lender abandoned, and the Company cancelled the warrant as part of the settlement.

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

September 30, 2017 and September 30, 2016

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

This stock option was valued using the Black-Scholes model using a volatility of 69.20% (derived using the average volatility of three similar public companies), an expected term of 4.7 years and a discount rate of 1.33%. The value of the stock option, $440 will be recognized as expense over the period required to meet the performance criteria which is estimated to be approximately five years. Stock compensation expense of $30 was recorded for the nine months ended September 30, 2017.

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

This stock option was valued using the Black-Scholes model using a volatility of 93.21% (derived using the average volatility of three similar public companies), an expected term of 6.1 years and a discount rate of 1.59%. The value of the stock option for each of the three employees and the Company’s counsel, $2,480 will be recognized as expense over the period required to meet the performance criteria which is estimated to be approximately six years.

HELPFUL ALLIANCE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017 and September 30, 2016

(Unaudited)

Stock compensation expense of aggregate $1,250, and $1,233 was recorded for the nine months ended September 30, 2017 and 2016, respectively.

A summary of option activity under the Company’s stock plan for the nine months ended September 30, 2017 is presented below:

Option Activity	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2016	1,432,000	$0.11	4.4 years	-
Granted	-	$-
Exercised	-	$-
Forfeited or Expired	-	$-
Outstanding at September 30, 2017	1,432,000	$0.11	3.6 years	$-
Exercisable at September 30, 2017	543,200	$0.11	3.6 years	$-

The aggregate intrinsic value in the table above is before applicable income taxes and represents the excess amount over the exercise price optionees would have received if all options had been exercised on the last business day of the period indicated.

A summary of the Company’s non-vested options for the nine months ended September 30, 2017 is presented below:

Non-vested Options	Shares	Weighted Average Grant-Date Fair Value
Non-vested at December 31, 2016	888,800	$0.01
Granted	-	-
Vested	-	-
Forfeited	-	-
Non-vested at September 30, 2017	888,800	$0.01

The weighted average grant-date fair value of stock options granted for nine months ended September 30, 2017 and fiscal year ended December 31, 2016 $0 and $0, respectively. The total grant-date fair values of stock options that vested during the nine months ended September 30, 2017 and during fiscal year 2016 were $0 and $5,432, respectively.

HELPFUL ALLIANCE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017 and September 30, 2016

(Unaudited)

NOTE 16 – COMMITMENTS AND CONTINGENCIES

On November 1, 2016, the Company executed an office lease for the offices at Deerfield Beach, FL, to a non-affiliated company. The rent is $2,602 per month. The term of the lease is from November 1, 2016 to October 31, 2018. One security deposit of $2,602 and one-month prepaid rent of $2,602 was required.

Office lease expense was $23,700 and $16,033 for the nine months ended September 30, 2017 and 2016, respectively.

NOTE 17 – SUBSEQUENT EVENTS

On October 6, 2017, the Company received a $50,000 customer deposit for land development services from an affiliated company.

On November 6, 2017, the Company received a $12,500 customer deposit for construction management services from an affiliated company.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements. Our forward-looking statements include, but are not limited to, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future. You can identify these statements by forward-looking words such as “may,” “will,” “expect,” “anticipate,” “believe,” “estimate” and “continue,” or similar words. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The forward-looking statements contained in this Quarterly Report on Form 10-Q are based on our current expectations and beliefs concerning future developments and their potential effects on us. Future developments affecting us may not be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 filed with the Securities and Exchange Commission on February 24, 2017. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. You should not place undue reliance on any forward-looking statement. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. There is no assurance that the milestones, business plans, or contemplated future events we identify in this Quarterly Report on Form 10-Q will be achieved, or/and that we will actually be able to raise the investment proceeds as currently planned and described in this Quarterly Report on Form 10-Q, or that if we obtain such investments, we will be actually able to complete the milestones of our business plan, according to the anticipated timeframe, if at all.

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

We are headquartered in Deerfield Beach, Florida (within the Fort Lauderdale, FL metropolitan area), and presently engaged in searching, purchasing, and developing raw land for building residential and commercial real estate properties in the Florida and Virginia. Upon incorporation, our founders, Dr. Temnikov, Mr. Gurin and FVZ, LLC (represented by Mr. Val Zevel), collectively invested $100,000 to finance our start-up expenses. In addition, our initial investors collectively invested approximately $3 million in equity and debt. In addition, Dr. Temnikov and Mr. Gurin, directly and through affiliated entities, loaned approximately $1 million to the Company. From inception to date of this report, the aggregate amount of $4.1 million was contributed to our business operations by our founders and investors.

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

At the date of this report, we have not completed the development of any building kits nor are any kits presently for sale. However, in March 2017 we have completed architectural design for our first single-family home building kit, the Woodlake home model kit, which we anticipate testing during 2017 through the construction of this property at 5210 West Shore Road, Midlothian, Virginia 23112. The Woodlake home model features approximately 4,350 square feet of living space with two-car garage. It is our goal to complete the construction of this model under $60 per square foot.

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

In the course of our construction activities, we intend to build new properties and to test novel methods, materials, equipment, and related technologies on actual projects. Our construction activities we will be diversified into two main activity groups: (1) managing our own projects, and (2) managing projects in alliance with other developers and builders. Starting from first quarter of 2018, we intend to manage construction of properties based upon our proprietary building kits and plans of development via our own projects beginning with Profit Bright Plaza and Courthouse Commons. In projects in alliance with other builders, we intend to manage all aspects of construction from purchase of building lots to sale of properties to enable our partners focus solely on managing subcontractors and ensuring code compliance.

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

●	Building Kits – We are designing and developing the set of engineering specifications and construction materials that we call “Building Kits.” We intend to start production in 2018 We envision this product line to be a natural expansion of our wall panel product line, as we incorporate such wall panels into the Building Kits. At the present time, we are developing the building kits for single- and multi-family structures up to 60 feet of height. Our goal is to test the performance of certain building kits in our Seasons Creek and other near-term projects and offer first building kits for sale in year 2020.

●	Organic Communities – We are designing new living communities that utilize our proprietary Organic Community concept that we believe will present a new perception of organized living for people to work and live in the 21st century. We envision this product line to be a natural expansion of our planned building kits product line, as we intend on developing the building kits to comprise and build properties in our Organic Community neighborhoods. This product line is focused on Millennials and the Generation-Z generation markets. Our goal is to test certain Organic Community functionality in our Seasons Creek and other near-term projects, and present a full-scale Organic Community neighborhood, River City Park, available for occupancy by 2030.

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

Seasons Creek – On November 30, 2015, we formed Seasons Creek Development LLC, a Virginia limited liability company of which the Company is currently the manager under Exclusive Construction Management Agreement. Seasons Creek Development purchased and is developing a parcel of land consisting of approximately 28.8 acres located in Chesterfield, Virginia. The land was purchased on December 11, 2015 and has been zoned to accommodate up to 70 single family homes and currently holds a tentative plan of development approval. We intend to develop this land into a residential subdivision to be called “Seasons Creek” consisting of 70 single family homes built with the novel construction materials and methods we have researched. We will manage the homebuilding activities through our affiliated company, Good Life Builders Inc., A Virginia Corporation, owned and controlled by our Interim CFO and Vice President of Business Development, Mr. Sergey Gurin. We had performed major engineering revisions of our plan of development for the 70 buildable lots and submitted such revisions to Chesterfield County, Virginia for review and approval. In June 2017, we received approvals for our Major Adjustment to the Tentative Plat and submitted our final Construction Plans for review. We currently anticipate this project being able to obtain a land disturbance permit in fourth quarter of 2017 and for contractors to begin earthwork, utilities work, and other land development works during the first quarter of 2018 subject to acquiring certain easements and approvals. We estimate the Seasons Creek land development works to take approximately 6 months.

We were managing the Seasons Creek project under the Exclusive Construction Management Agreement we had executed with the Seasons Creek project investors. On August 9. 2017, the Exclusive Construction Management Agreement between Helpful Alliance Company and Seasons Creek Development LLC has been terminated. Seasons Creek Development LLC and Helpful Alliance have executed the Management Termination Settlement Agreement (the “Termination”), under which Helpful Alliance shall complete the steps of land development activities that initiated before the Termination but will continue until Seasons Creek Development LLC recordation of individual building lots, as will be indicated by the receipt of official documentation to that effect from Chesterfield County, Virginia authorities. Resulting from the Termination, Seasons Creek Development LLC will owe to Helpful Alliance Company (a) $916,140 for management of land development activities prior to the Termination, (b) $64,153 for reimbursement of expenses accrued prior to the Termination recorded as due from affiliate on our balance sheet as of September 30, 2017, and (c) $97,425 of accrued 14.0% annual preferred yield from November 30, 2016 to June 30, 2017 on ownership of 20 units Class A Preferred Share LLC Membership Interests of Seasons Creek Development LLC upon completion of project, a total of $1,077,718. We will recognize the $916,140 on the books of Helpful Alliance Company as due from affiliate upon recordation of individual building lots. There will be no compensation to Helpful Alliance Company from the Termination date to the date of recordation of individual building lots. Helpful Alliance Company no longer has any managerial power of control over the Seasons Creek Development LLC operations. The steps subject to completion under the Termination agreement shall be conducted by Helpful Alliance Company acting merely as agent-representative of Seasons Creek Development LLC and not as a manager. Specifically, the holder of Class-B LLC Membership Interests, Mr. Mirmanov, is appointed as Manager of Seasons Creek Development LLC effective from August 9, 2017. As Manager of Seasons Creek Development LLC, Mr. Mirmanov is able to exercise all managerial and executive powers over the Seasons Creek Development LLC operations, including but not limited to replacing Helpful Alliance Company in its role as agent-representative with any other individual or entity of his choice. Helpful Alliance Company would have no remedy for such a dismissal and/or replacement. The receipt of any proceeds from our involvement into Seasons Creek Project is presently uncertain and is subject to numerous risks, many of which are beyond the scope of our control.

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

Subsidiaries

As of September 30, 2017, we have three subsidiaries operating within Land Development arm and one subsidiary within our Home Kits business development arm:

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

We managed the Seasons Creek project under the Exclusive Construction Management Agreement we had executed with the Seasons Creek project investors. On August 9. 2017, the Exclusive Construction Management Agreement between Helpful Alliance Company and Seasons Creek Development LLC has been terminated. Seasons Creek Development LLC and Helpful Alliance have executed the Management Termination Settlement Agreement (the “Termination”), under which Helpful Alliance shall complete the steps of land development activities that initiated before the Termination but will continue until Seasons Creek Development LLC recordation of individual building lots, as will be indicated by the receipt of official documentation to that effect from Chesterfield County, Virginia authorities. Resulting from the Termination, Seasons Creek Development LLC will owe to Helpful Alliance Company (a) $916,140 for management of land development activities prior to the Termination, (b) $64,153 for reimbursement of expenses accrued prior to the Termination recorded as due from affiliate on our balance sheet as of September 30, 2017, and (c) $97,425 of accrued 14.0% annual preferred yield from November 30, 2016 to June 30, 2017 on ownership of 20 units Class A Preferred Share LLC Membership Interests of Seasons Creek Development LLC upon completion of project, a total of $1,077,718. We will record the $916,140 on the books of Helpful Alliance Company as due from affiliate upon recordation of individual building lots. There will be no compensation to Helpful Alliance Company from the Termination date to the date of recordation of individual building lots. Helpful Alliance Company no longer has any managerial power of control over the Seasons Creek Development LLC operations. The steps subject to completion under the Termination agreement shall be conducted by Helpful Alliance Company acting merely as agent-representative of Seasons Creek Development LLC and not as a manager. Specifically, the holder of Class-B LLC Membership Interests, Mr. Mirmanov, is appointed as Manager of Seasons Creek Development LLC effective from August 9, 2017. As Manager of Seasons Creek Development LLC, Mr. Mirmanov is able to exercise all managerial and executive powers over the Seasons Creek Development LLC operations, including but not limited to replacing Helpful Alliance Company in its role as agent-representative with any other individual or entity of his choice. Helpful Alliance Company would have no remedy for such a dismissal and/or replacement.

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

Revenue

During the nine month ended September 30, 2017, we earned $188,785 in revenue from management of land development, and pre-construction studies from related parties.

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

Interest Expense

Interest expense consists of interest expense related to our debt obligations. Notes payable consist of the following at September 30, 2017:

●	Zimas $1 Million Amended and Restated Note: On January 27, 2017, an extension to the loan with remaining principal amount of $600,000 was made extending the maturity date to June 30, 2017 and the note was combined with previously convertible note with principal amount of $400,000. The collateral for the combined loan were Class-A Preferred Membership Interests of our subsidiary, Seasons Creek Development LLC, with conversion rate $50,000 per unit. On June 30, 2017, the Company settled their $1,000,000 (one million) U.S. dollar loan with Zimas LLC for 20 Units of Class-A membership interests of Seasons Creek Development LLC in lieu of repaying the $1,000,000 cash principal amount of the loan. As of September 30, 2017, the amount of accrued interest under combined loan was $146,790. During the nine months ended September 30, 2017, the Company did not make any payments for interest. The unpaid interest under this loan is due on December 31, 2017.

Notes payable with related parties in aggregate amount of $849,500 consists of the following at September 30, 2017:

●	On February 22, 2016, the Company received $10,000 for note payable issued from an affiliated company. The note accrues interest at an annual rate of 5.0%, payable quarterly, and matures on December 31, 2017. As of September 30, 2017, and December 31, 2016, the amount of accrued interest was $251 and $126, respectively. During the nine months ended September 30, 2017 and 2016, the Company made payments for interest totaling $249 and $0, respectively (see Note 7).

●	In February, March, April, May and June 2016, the Company received an aggregate principal amount of $100,000 for notes payable issued from the Company’s founder. The notes accrue interest at an annual rate of 5.0%, payable quarterly, and mature on December 31, 2017. As of September 30, 2017, and December 31, 2016, the amount of accrued interest was $2,507 and $1,260, respectively. During the nine months ended September 30, 2017 and 2016, the Company made payments for interest totaling $2,493 and $0, respectively (see Note 7).

●	On June 30, 2016, the Company received $50,000 for note payable issued from the Company’s founder. The note accrues interest at an annual rate of 8.0%, payable quarterly, and matures on December 31, 2017. As of September 30, 2017, and December 31, 2016, the amount of accrued interest was $2,005 and $1,008, respectively. During the nine months ended September 30, 2017 and 2016, the Company made payments for interest totaling $1,994 and $0, respectively (see Note 7).

●	In July 2016, the Company received an aggregate principal amount of $75,000 for note payable issued from the Company’s founder. The notes accrue interest at an annual rate of 8.0%, payable quarterly, and mature on December 31, 2017. As of September 30, 2017, and December 31, 2016, the amount of accrued interest was $504 and $1,512, respectively. During the nine months ended September 30, 2017 and 2016, the Company made payments for interest totaling $3,490 and $0, respectively. $50,000 note was derecognized on our balance sheet as of June 30, 2017 due to deconsolidation of the subsidiary (see Note 7).

●	In August 2016, the Company received an aggregate principal amount of $52,000 for note payable issued from the Company’s founder. The note accrues interest at an annual rate of 12.5%, payable monthly, and matures on December 31, 2017. As of September 30, 2017, and December 31, 2016, the amount of accrued interest was $1,068 and $534, respectively. During the nine months ended September 30, 2017 and 2016, the Company made payments for interest totaling $4,205 and $0, respectively (see Note 7).

●	In August 2016, the Company received an aggregate principal amount of $5,000 for note payable issued from an affiliated company. The note accrues interest at an annual rate of 12.5%, payable quarterly, and matures on December 31, 2017. As of September 30, 2017, and December 31, 2016, the amount of accrued interest was $0 and $158, respectively. During the nine months ended September 30, 2017 and 2016, the Company made payments for interest totaling $158 and $0, respectively. This note was derecognized on our balance sheet as of June 30, 2017 due to deconsolidation of the subsidiary (see Note 7).

●	In September 2016, the Company received an aggregate principal amount of $50,000 for notes payable issued from the Company’s founder. The notes accrue interest at an annual rate of 12.5%, payable quarterly, and mature on December 31, 2017. As of September 30, 2017, and December 31, 2016, the amount of accrued interest was $3,134 and $1,575, respectively. During the nine months ended September 30, 2017 and 2016, the Company made payments for interest totaling $3,116 and $0, respectively (see Note 7).

●	In October 2016, the Company received a principal amount of $5,000 for note payable issued from the Company’s founder. The note accrues interest at an annual rate of 12.5%, payable quarterly, and matures on December 31, 2017. As of September 30, 2017, and December 31, 2016, the amount of accrued interest was $0 and $139, respectively. During the nine months ended September 30, 2017 and 2016, the Company made payments for interest totaling $139 and $0, respectively. This note was derecognized on our balance sheet as of June 30, 2017 due to deconsolidation of the subsidiary (see Note 7).

●	In November 2016, the Company received an aggregate principal amount of $20,000 for notes payable issued from an affiliated company. The notes accrue interest at an annual rate of 5.0%, payable quarterly, and mature on December 31, 2017. As of September 30, 2017, and December 31, 2016, the amount of accrued interest was $312 and $156, respectively During the nine months ended September 30, 2017 and 2016, the Company did not make any payments for interest, respectively (see Note 7).

●	In November 2016, the Company received a principal amount of $5,000 for note payable issued from the Company’s founder. The note accrues interest at an annual rate of 12%, payable quarterly, and matures on December 31, 2017. As of September 30, 2017, and December 31, 2016, the amount of accrued interest was $151 and $64, respectively. During the nine months ended September 30, 2017 and 2016, the Company made payments for interest totaling $362 and $0, respectively (see Note 7).

●	In November 2016, the Company received a principal amount of $5,000 for note payable issued from the Company’s founder. The note accrues interest at an annual rate of 12%, payable quarterly, and matures on December 31, 2017. As of September 30, 2017, and December 31, 2016, the amount of accrued interest was $301 and $61, respectively. During the nine months ended September 30, 2017 and 2016, the Company made payments for interest totaling $209 and $0, respectively (see Note 7).

●	In December 2016, the Company received an aggregate principal amount of $55,000 for notes payable issued from an affiliated company. The notes accrue interest at an annual rate of 12.0%, payable quarterly, and mature on December 31, 2017. As of September 30, 2017, and December 31, 2016, the amount of accrued interest was $3,309 and $278, respectively. During the nine months ended September 30, 2017 and 2016, the Company made payments for interest totaling $1,905 and $0, respectively (see Note 7).

●	In January, February, March, April and May 2017, the Company received an aggregate principal amount of $290,000 for notes payable issued from the Company’s founder. The notes accrue interest at an annual rate of 12%, payable quarterly, and mature on December 31, 2017. As of September 30, 2017, and December 31, 2016, the amount of accrued interest was $13,469 and $0, respectively. During the nine months ended September 30, 2017 and 2016, the Company made payments for interest totaling $2,382 and $0, respectively (see Note 7).

●	In January, February, May and July 2017, the Company received an aggregate principal amount of $139,500 for notes payable issued from an affiliated company. The notes accrue interest at an annual rate of 12.0%, payable quarterly, and mature on December 31, 2017. As of September 30, 2017, and December 31, 2016, the amount of accrued interest was $6,205 and $0, respectively. During the nine months ended September 30, 2017 and 2016, the Company made payments for interest, $1,746 and $0, respectively (see Note 7).

●	In April, May, June, July and August 2017, the Company received a principal amount of $28,000 for notes payable issued from the Company’s founder. The notes accrue interest at an annual rate of 12%, payable quarterly, and mature on December 31, 2017. As of September 30, 2017, and December 31, 2016, the amount of accrued interest was $738 and $0, respectively. During the nine months ended September 30, 2017 and 2016, the Company made payments for interest totaling $93 and $0, respectively (see Note 7).

●	In May 2017, the Company received a principal amount of $20,000 for note payable issued from an affiliated company. The note accrues interest at an annual rate of 12.0%, payable quarterly, and matures on December 31, 2017. As of September 30, 2017, and December 31, 2016, the amount of accrued interest was $605 and $0, respectively. During the nine months ended September 30, 2017 and 2016, the Company made payments for interest, $289 and $0, respectively (see Note 7).

●	In June 2017, the Company received discounted amount of $500,000 for note payable with principal amount of $585,000 issued from an affiliated company. As of September 30, 2017, and December 31, 2016, the amount of accrued interest was $0 and $0, respectively. During the nine months ended September 30, 2017 and 2016, the Company did not make any payments for interest, respectively. This note was derecognized on our balance sheet as of June 30, 2017 due to deconsolidation of the subsidiary (see Note 7).

Net Loss

As reflected in the accompanying consolidated financial statements, the Company had a net loss of $(58,432) and $(1,062,643) for the nine months ended September 30, 2017 and 2016, respectively. The (95)% decrease in net operating loss was attributed mostly to our increase in revenue and our settlement of $1 million debt with Zimas LLC. On June 30, 2017, Helpful Alliance Company settled the principal portion of a $1,000,000 note payable to unaffiliated party by issuing 20 Units of Class-A membership interests of our 67% owned subsidiary Seasons Creek Development LLC (“SCD”) in lieu of repaying the $1,000,000 principal amount of the loan (the “Transaction”). This Transaction was a settlement of debt that also resulted in the deconsolidation of SCD and a recognition of gain of $572,091. Our increase in revenues and gain was partially offset by increased compensation expense as we hired more employees associated with an expansion of our land development and construction activities, including, but not limited to, performing major revisions for our plan of development for Seasons Creek project, searching for land to purchase for new projects, conducting gradually more feasibility studies for new projects, attempts to originate new projects for future customers, hiring new personnel, and other expenditures related to our core business as well as increase in interest expense due to increased weighted average interest rate as well as increased weighted average of amount of the debt. We expect our active engagement into land development activities to gradually increase our revenues as well as a gradual increase of our operating expenses as we focus our operation on purchase and development of land for construction.

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

The Company follows the provisions of FASB ASC 740-10 “Uncertainty in Income Taxes” (ASC 740-10). Certain recognition thresholds must be met before a tax position is recognized in the financial statements. An entity may only recognize or continue to recognize tax positions that meet a “more-likely-than-not” threshold. As of September 30, 2017, and December 31, 2016, the Company does not believe it has any uncertain tax positions that would require either recognition or disclosure in the accompanying financial statements.

RESULTS OF OPERATIONS

Results of Operations

The following table sets forth unaudited consolidated statement of income data for the periods indicated:

	Three Months Ended September 30, (Unaudited)			Nine Months Ended September 30, (Unaudited)
	2017	2016	Change	2017	2016	Change
Revenue, including interest income	75,000	6,390	1,074	188,785	144,795	30
Operating expenses:
Compensation	127,121	194,021	(34)	478,179	518,717	(8)
Professional Fees	27,842	37,119	(25)	188,661	97,640	93
Interest expense	19,902	30,627	(35)	94,766	88,728	7
Amortization of debt discount	-	-	*	-	434,182	*
Other selling, general and administrative	13,248	13,312	0	83,862	68,287	23
Total operating expenses	188,113	275,079	(32)	845,468	1,207,554	(30)
Loss from operations	(113,113)	(521,584)	(58)	(656,683)	(1,062,759)	(38)
Other income	2,427	-	*	598,251	116	517,364
Total Other Income	2,427	-	*	598,251	116	517,364
Net loss	$(110,686)	$(268,689)	(60)	$(58,432)	$(1,062,643)	(95)
Net loss per common share:
Basic and diluted	$(0.05)	(0.13)	*	(0.03)	(0.51)	*
Weighted average Common Stock:
Basic and diluted	2,100,000	2,100,000	*	2,100,000	2100,000	*

* Percentage not meaningful.

Comparison of the Three Months Ended September 30, 2017 to the Three Months Ended September 30, 2016 (Unaudited)

As reflected in the accompanying unaudited consolidated financial statements, we ended three months ended September 30, 2017 with net loss of $(110,686), or $(0.05) per basic and diluted share, as compared to net loss of $(268,689), or $(0.13) per basic and diluted share for the three months ended September 30, 2016, which is a decrease in net loss of (60)%. The (60)% decrease in net operating loss was attributed mostly to our revenue from land development activities as well as (32)% decrease in operating expenses during the three months ended September 30, 2017 as compared to three months ended September 30, 2016. During the three months ended September 30, 2017 our revenue and gain were offset by our compensation expense as well as professional fees associated with an expansion of our land development and construction activities, including, but not limited to, performing major revisions for our plan of development for Seasons Creek project, searching for land to purchase for new projects, conducting gradually more feasibility studies for new projects, attempts to originate new projects for future customers, hiring new personnel, and other expenditures related to our core business. We expect our active engagement into land development activities to gradually increase our revenues as well as a gradual increase of our operating expenses as we focus our operation on purchase and development of land for construction. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital, implement its business plan, and generate significant revenues.

Revenue

During the three months ended September 30, 2017, we earned $75,000 in revenue from project origination and land development studies from related parties, which is a decrease of (1,074)% as compared to our revenues from financial activities during the three months ended September 30, 2016 which produced total amount of $6,390 in interest income. From inception to date, a significant majority of our revenue has been derived from our mortgage financial activities, which we ceased in 2016 as we gradually engaged in increasingly more engineering, land development and construction activities. We anticipate that our revenue from land development activities will increase and it will constitute the majority of our revenue going forward.

Operating Expenses

Our total operating expenses for the three months ended September 30, 2017 amounted to $188,113, which is a decrease of approximately (32)% from the total operating expenses of $275,079 for the three months ended September 30, 2016.

Selling, general and administrative expenses

Selling, general and administrative expenses costs include officer compensation, salaries and benefits, stock-based compensation expense, construction management fees, consulting fees, legal expenses, intellectual property costs, accounting and auditing fees, investor relations costs, insurance, reporting costs and fees, and corporate overhead related costs. Total selling, general and administrative expenses for the three months ended September 30, 2017 was $188,113 as compared to $275,079 for the same period of 2016. The decrease of approximately (32)% was primarily caused by (34)% decreased compensation expense as we have decreased the number of the employees due to deconsolidation of two of our previously owned subsidiaries which also slightly decreased our professional fees expense associated with an expansion of our land development and construction activities, searching for land to purchase for new projects, conducting gradually more feasibility studies for new projects, attempts to originate new projects for future customers, and other expenditures related to our core business as well as by (35)% decreased interest expense due to decreased weighted average of our debt securities. As we continue to further develop our business, we anticipate that our selling, general and administrative expenses will increase in absolute dollars and decrease as a percentage of total revenues as we become profitable.

Interest expenses

Interest expense is related to our obligations under our debt and totaled to $19,902 and $30,627 for the three months ended September 30, 2017 and 2016, respectively. The (25)% decrease in interest expense for the three months ended September 30, 2017 was due to decreased weighted average of our debt securities as compared to the three months ended September 30, 2016.

Other Income

Other income consisted of our gain on sale of 1 Common Membership Unit of Seasons Creek Development LLC in amount of $2,427 during the three months ended September 30, 2017. The Company had no other income during the three months ended September 30, 2016.

Net Loss

As reflected in the accompanying unaudited consolidated financial statements, we ended three months ended September 30, 2017 with net loss of $(110,686), as compared to net loss of $(268,689), for the three months ended September 30, 2016, which is a decrease in net loss of (60)%. The (60)% decrease in net operating loss was attributed mostly to our revenue from land development activities as well as (32)% decrease in operating expenses during the three months ended September 30, 2017 as compared to three months ended September 30, 2016. We expect our active engagement into land development activities to gradually increase our revenues as well as a gradual increase of our operating expenses as we focus our operation on purchase and development of land for construction.

Loss per share

We reported net loss of $(110,686) or $(0.05) per basic and diluted share during the three months ended September 30, 2017, as compared to net loss of $(268,689), or $(0.13) per basic and diluted share for the three months ended September 30, 2016. The decrease in loss attributable to Common Stockholders per share, basic and diluted was caused by the decrease in net loss of approximately (60)%.

	Three Months Ended September 30, (Unaudited)
	2017	2016
Net loss attributable to the Company	$(110,686)	$(268,689)
Weighted average number of common shares outstanding:
Basic and diluted	2,100,000	2,100,000
Net loss attributable to Common Stockholders per share:
Basic and diluted	$(0.05)	$(0.13)

Comparison of the Nine Months Ended September 30, 2017 to the Nine Months Ended September 30, 2016 (Unaudited)

As reflected in the accompanying unaudited consolidated financial statements, we ended nine months ended September 30, 2017 with net loss of $(58,432), or $(0.03) per basic and diluted share, as compared to net loss of $(1,062,643), or $(0.51) per basic and diluted share for the nine months ended September 30, 2016, which is a decrease in net loss of (95)%. The (95)% decrease from net operating loss to net operating income was attributed mostly to our revenue from land development activities and our settlement of $1 million debt with Zimas LLC as well as (30)% decrease in operating expenses during the nine months ended September 30, 2017 as compared to nine months ended September 30, 2016. On June 30, 2017, Helpful Alliance Company settled the principal portion of a $1,000,000 note payable to unaffiliated party by issuing 20 Units of Class-A membership interests of our 67% owned subsidiary Seasons Creek Development LLC (“SCD”) in lieu of repaying the $1,000,000 principal amount of the loan (the “Transaction”). This Transaction was a settlement of debt that also resulted in the deconsolidation of SCD and a recognition of gain of $572,091. On April 29, 2016, the Company issued a warrant in consideration of the extension of the maturity date of convertible note payable with principal amount of $1,000,000 to June 30, 2016, to purchase up to an aggregate of 625,000 shares of Common stock of the Corporation, at an exercise price of $1.60 per share of Common Stock, exercisable in full or in part at any time vesting from January 1, 2018 and expiring on December 31, 2028. The fair value of the warrant of $434,182 was treated as a debt discount on the note payable. The debt discount was amortized over the life of the note, which was due on June 30, 2016 and amortization of debt discount expense of $434,182 was recorded for the nine months ended September 30, 2016. This amortization of the debt discount was the major cause of the operating expenses being 30% higher during the nine months ended September 30, 2016 as compared to 2017. During the nine months ended September 30, 2017 our revenue and gain were offset by our compensation expense as well as professional fees associated with an expansion of our land development and construction activities, including, but not limited to, performing major revisions for our plan of development for Seasons Creek project, searching for land to purchase for new projects, conducting gradually more feasibility studies for new projects, attempts to originate new projects for future customers, hiring new personnel, and other expenditures related to our core business. We expect our active engagement into land development activities to gradually increase our revenues as well as a gradual increase of our operating expenses as we focus our operation on purchase and development of land for construction. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital, implement its business plan, and generate significant revenues.

Revenue

During the nine months ended September 30, 2017, we earned $188,785 in revenue from management of land development, and pre-construction studies from related parties, which is an increase of 30% as compared to our revenues from financial activities for the nine months ended September 30, 2016 which produced total amount of $144,795 or $20,581 in interest income and $124,214 of proceeds from the foreclosure and sale of one note. From inception to date, a significant majority of our revenue has been derived from our mortgage financial activities, which we ceased in 2016 as we gradually engaged in increasingly more engineering, land development and construction activities. We anticipate that our revenue from land development activities will increase and it will constitute the majority of our revenue going forward.

Operating Expenses

Our total operating expenses for the nine months ended September 30, 2017 amounted to $845,468, which is a decrease of approximately (30)% from the total operating expenses of $1,207,554 for the nine months ended September 30, 2016.

Selling, general and administrative expenses

Selling, general and administrative expenses costs include officer compensation, salaries and benefits, stock-based compensation expense, construction management fees, consulting fees, legal expenses, intellectual property costs, accounting and auditing fees, investor relations costs, insurance, reporting costs and fees, amortization of debt discount and corporate overhead related costs. Total selling, general and administrative expenses for the nine months ended September 30, 2017 was $845,468 as compared to $1,207,554 for the same period of 2016. The decrease of approximately (30)% was primarily attributed to the amortization of debt discount expense in connection to issuance of warrant during the nine months ended September 30, 2016. This amortization of the debt discount resulted in the operating expenses being 30% higher during the nine months ended September 30, 2016 as compared to 2017. During the nine months ended September 30, 2017 as compared to the same period of 2016 we decreased our compensation expense by (8)% as we decreased the number of employees due to deconsolidation of two of our previously owned subsidiaries, we increased by 93% our professional fees mostly associated with an expansion of our land development and construction activities, including, but not limited to, performing major revisions for our plan of development for Seasons Creek project and 5210 W Shore Drive project, searching for land to purchase for new projects, conducting gradually more feasibility studies for new projects, attempts to originate new projects for future customers, and other expenditures related to our core business as well as we increased our interest expense by 7% due to increased weighted average interest rate of debt securities. As we continue to further develop our business, we anticipate that our selling, general and administrative expenses will increase in absolute dollars and decrease as a percentage of total revenues as we become profitable.

Interest expenses

Interest expense is related to our obligations under our debt and totaled to $94,766 and $88,728 for the nine months ended September 30, 2017 and 2016, respectively. The 7% increase in interest expense for the nine months ended September 30, 2017 was due to increased weighted average interest rate of debt securities in 2017 as compared to the nine months ended September 30, 2016.

Other Income

Other income consisted primarily of our gain on deconsolidation of the Seasons Creek subsidiary in amount of $572,091, and gain on sale of all rights for U.S. Patent Application 62/222,424 - Building block and interlocking construction method in amount of $20,000 to an affiliated company during the nine months ended September 30, 2017. Other income consisted of processing fees and other fees received in connection with the repayment of the notes receivable to us and totaled to $116 for the nine months ended September 30, 2016.

Net Loss

As reflected in the accompanying unaudited consolidated financial statements, we ended nine months ended September 30, 2017 with net loss of $(58,432), as compared to net loss of $(1,062,643) for the nine months ended September 30, 2016, which is a decrease in net loss of (95)%. The (95)% decrease from net operating loss to net operating income was attributed mostly to our revenue from land development activities and our settlement of $1 million debt with Zimas LLC as well as (30)% decrease in operating expenses during the nine months ended September 30, 2017 as compared to nine months ended September 30, 2016. On June 30, 2017, Helpful Alliance Company settled the principal portion of a $1,000,000 note payable to unaffiliated party by issuing 20 Units of Class-A membership interests of our 67% owned subsidiary Seasons Creek Development LLC (“SCD”) in lieu of repaying the $1,000,000 principal amount of the loan (the “Transaction”). This Transaction was a settlement of debt that also resulted in the deconsolidation of SCD and a recognition of gain of $572,091. On April 29, 2016, the Company issued a warrant in consideration of the extension of the maturity date of convertible note payable with principal amount of $1,000,000 to June 30, 2016, to purchase up to an aggregate of 625,000 shares of Common stock of the Corporation, at an exercise price of $1.60 per share of Common Stock, exercisable in full or in part at any time vesting from January 1, 2018 and expiring on December 31, 2028. The fair value of the warrant of $434,182 was treated as a debt discount on the note payable. The debt discount was amortized over the life of the note, which was due on June 30, 2016 and amortization of debt discount expense of $434,182 was recorded for the nine months ended September 30, 2016. This amortization of the debt discount was the major cause of the operating expenses being 30% higher during the nine months ended September 30, 2016 as compared to 2017. During the nine months ended September 30, 2017 our revenue and gain were offset by our compensation expense as well as professional fees associated with an expansion of our land development and construction activities, including, but not limited to, performing major revisions for our plan of development for Seasons Creek project, searching for land to purchase for new projects, conducting gradually more feasibility studies for new projects, attempts to originate new projects for future customers, hiring new personnel, and other expenditures related to our core business. We expect our active engagement into land development activities to gradually increase our revenues as well as a gradual increase of our operating expenses as we focus our operation on purchase and development of land for construction.

Loss per share

We reported net loss of $(58,432), or $(0.03) per basic and diluted share during the nine months ended September 30, 2017, as compared to net loss of $(1,062,643), or $(0.51) per basic and diluted share for the nine months ended September 30, 2016. The increase from loss to income attributable to Common Stockholders per share, basic and diluted was caused by the decrease in net loss of approximately (95)%.

	Nine Months Ended September 30, (Unaudited)
	2017	2016
Net loss attributable to the Company	$(58,432)	$(1,062,643)
Weighted average number of common shares outstanding:
Basic and diluted	2,100,000	2,100,000
Net loss attributable to Common Stockholders per share:
Basic and diluted	$(0.03)	$(0.51)

Liquidity & Capital Resources

We are consuming capital at the rate of approximately $1.2 million per year, mainly for operating expenses, excluding any purchase of land, property, or other assets and excluding any financing of any land development and construction activities. We anticipate financing this amount by obtaining new loans from our founders, Messrs. Temnikov and Gurin; and by obtaining new equity investments from private sale of securities by the Company. At September 30, 2017, we had $3,791 cash on hand and an accumulated deficit of $2,367,798. In order to finance our operating capital, our founders and majority stockholders are funding the Company’s operations by lending money to the Company under unsecured promissory notes. Other than the actual unsecured promissory notes purchased by our founders and major stockholders, there is no written agreement or arrangement pursuant to which the founders or a third party have agreed to purchase additional notes or otherwise fund our operations. From January 2016 to the date of this report, the Company received an aggregate amount of $1,049,500 for notes payable issued from our founders, directly and through the affiliated companies operated by the founders, which accrue non-compounding interest at annual rates ranging from 5% to 12.5% and mature on December 31, 2017. As of September 30, 2017, Gurin Group LLC, a limited liability company of which Mr. Sergey Gurin, the Company’s VP, Interim CFO and director, has voting and dispositive control, had loaned the Company an aggregate amount of $419,500 of which the Company on September 30,2016 repaid $200,000 by assignment of notes receivable due to the Company with aggregate principal amount of $200,000 in non-cash transaction and on June 30, 2017 $5,000 was derecognized on our balance sheet due to deconsolidation of our Seasons Creek subsidiary, Mr. Sergey Gurin has loaned $160,000, of which $50,000 was derecognized on our balance sheet due to deconsolidation of our Seasons Creek subsidiary, Dr. Temnikov the Company’s President, has loaned the Company an aggregate amount of $500,000, of which $5,000 was derecognized on our balance sheet due to deconsolidation of our Seasons Creek subsidiary, FVZ LLC has loaned the Company an amount of $10,000 and 5210 W Shore Drive LLC has loaned us $20,000. We rely on Messrs. Temnikov and Gurin to finance our operations until we create revenues sufficient to cover our immediate expenses and until we accumulate adequate receivables to eliminate our going concern consideration.

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

Cash Flows

The following table presents a summary of net cash provided by (used in) our operating, investing and financing activities for the periods indicated:

	For the Nine Months Ended September 30, (Unaudited)
	2017	2016
Net cash provided by (used in)
Operating activities	$(701,487)	$(244,335)
Investing activities	(720,548)	(3,506)
Financing activities	1,023,417	52,000
Net decrease in cash and cash equivalents	$(398,618)	$(195,841)

Operating Activities. Operating activities used net cash of $701,487 and $244,335 during the nine month ended September 30, 2017 and 2016, respectively. The change in net operating cash flows primarily reflected cash used for reconciliation of gain on deconsolidation of subsidiary in amount of $572,091 and cash used for compensation and professional fees which was partially offset by receipt customer deposit of $25,420 during the nine month ended September 30, 2017 and cash used for compensation, professional fees and interest paid on the debt obligations as well as costs for land development in amount of $116,811, which were partially offset by receipt of two notes receivable with principal amount of $81,000 and $330,000 or aggregate amount of $411,000 during the nine months ended September 30, 2016.

Investing Activities. Investing activities used $720,548 and $3,506 during the nine month ended September 30, 2017 and 2016, respectively. On June 30, 2017, Helpful Alliance Company settled the principal portion of a $1,000,000 note payable by issuing 20 Units of Class-A membership interests of our 67% owned subsidiary Seasons Creek Development LLC (“SCD”) in lieu of repaying the $1,000,000 principal amount of the loan (the “Transaction”). This Transaction is a settlement of debt that also caused the deconsolidation of SCD, which resulted in cash disposed of in deconsolidation of $742,251 during the nine month ended September 30, 2017. The cash disposed of in deconsolidation was partially offset by receipt of $1,703 from sale of equipment to affiliated company and $20,000 from sale of 1 Unit of Common Membership interests of Seasons Creek Development during the nine months ended September 30, 2017. Investing activities used cash for payment of $3,506 for attorney and filing fees for our patent application during the nine months ended September 30, 2016.

Financing Activities. Financing activities provided net cash of $1,023,417 and $52,000 during the nine month ended September 30, 2017 and 2016, respectively. Financial activities used cash in amount of $7,200 to recover our cash overdraft, and provided cash by receipt of notes payable from related party in aggregate amount of $977,500, of which $290,000 is from the Company’s founder, Dr. Temnikov, an amount of $139,500 from an affiliated Company, Gurin Group LLC, $28,000 from the Company’s founder, Mr. Gurin and $20,000 from affiliated company, 5210 W Shore Drive LLC as well as cash received for note payable in amount of $500,000 received from an affiliated company and cash invested by affiliated investors in amount of $51,100 into 5210 W Shore LLC, which was prior to June 26, 2017 a 68.3% subsidiary of Seasons Creek Development, which was prior to June 30, 2017 our 67% subsidiary during the nine month ended September 30, 2017. Financing activities provided $542,000 by receipt of notes payable from the Company’s founder, Dr. Temnikov, in amount of $200,000, from the Company’s founder, Mr. Gurin, in amount of $127,000, from affiliated company, FVZ LLC, in amount of $10,000, and from affiliated company, Gurin Group LLC, in amount of $205,000, of which $200,000 was repaid to Gurin Group LLC by the Company by assignment of notes receivable due to the Company with aggregate principal amount of $200,000 in non-cash transaction, all of which was partially offset by repayment of $400,000 for note payable with original principal amount of $1,000,000 which was due by June 30, 2016 and repurchase of Series-X common stock in amount of $90,000 during the nine months ended September 30, 2016.

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

Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 2, “Summary of Significant Accounting Policies” in our unaudited consolidated financial statements September 30, 2017, included in this report on Form 10-Q starting from page F-6 for a discussion of our significant accounting policies and estimates.

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

Office lease expense was $23,700 and $16,033 for the nine months ended September 30, 2017 and 2016, respectively.

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

Based upon that evaluation, our management has concluded that, as of September 30, 2017, our disclosure controls and procedures were found to be ineffective.

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

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the nine months ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

SUBSEQUENT EVENTS

On October 6, 2017, the Company received a $50,000 customer deposit for land development services from an affiliated company.

On November 6, 2017, the Company received a $12,500 customer deposit for construction management services from an affiliated company.

ITEM 6. EXHIBITS.

Index to Exhibits

Exhibit No.	Description:

10.1*	Project Origination Agreement, dated September 1, 2017, between Helpful Alliance Company and JSE Homes 1 LLC

10.2*	Project Origination Agreement, dated October 1, 2017, between Helpful Alliance Company and Profit Bright Development LLC

31.1*	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive Officer

31.2*	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Accounting and Financial Officer

32.1*	Section 1350 Certification of Principal Executive Officer

32.2*	Section 1350 Certification of Principal Accounting and Financial Officer

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Labels Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

**	Furnished herewith. Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 8, 2017	By:	/s/ Jonathan Barker
	Name:	Jonathan Barker
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 8, 2017	By:	/s/ Sergey Gurin
	Name:	Sergey Gurin
	Title:	Vice President and Interim Chief Financial Officer
(Principal Financial and Accounting Officer)

