Form 10-K
period 2017-12-31
Helpful Alliance Co
filed 2018-03-29
CIK 1561257

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year period ended: December 31, 2017

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

Yes [  ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. There was no public market for our common stock as of June 30, 2017.

As of March 28, 2018, there were 2,100,000 shares of Common Stock, $0.001 par value per share, issued and outstanding.

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

ITEM 1. BUSINESS.

Overview

We are a development stage construction management and land development company focused on our proprietary, concept of organized community living that we market under “Organic Communities” mark. We develop and manage construction of primarily residential and certain commercial properties through our subsidiaries and affiliates, and also through unconsolidated entities. Our operations are structured in three divisions: (i) Land Development, (ii) Engineering and (iii) Construction.

Our 2017 focus was on the Richmond, Virginia metro market, which we anticipate continuing to remain in 2018 and in foreseeable future. We rely on our unconsolidated affiliate, Good Life Builders Inc., a Virginia corporation (“Good Life Builders”), for general contracting while we develop our core competence in the management of (i) Land Development, (ii) Engineering and (iii) Construction. Mr. Sergey Gurin, our founder, principal financial officer and director, is the sole owner of Good Life Builders, which holds a Class-A General Contractor license in Virginia under which it is authorized to contract on any residential and/or commercial projects without any limitation to the project size.

In 2017, our residential land development and homebuilding operations comprised substantially all of our business activities. Our 2017 land development efforts resulted in $188,785 in revenues, as compared to $0 revenues from land development activities during 2016. We also derived $37,500 in revenue from our construction management activities for managing single family home construction as compared to $0 revenue from construction management activities during 2016. Please see review Management’s Discussion and Analysis of Financial Condition and Results of Operations on page 38 for more information. In 2017 we have also recognized gain on deconsolidation of subsidiary in the amount of $572,091 from settlement with Zimas LLC, which we believe is an indirect result from land development activities associated with Seasons Creek neighborhood land.

Our executive offices are located in Deerfield Beach, Florida (which is within the Fort Lauderdale metropolitan area). Our land development and construction activities are concentrated in Southern and Central Virginia . Our engineering activities are partially conducted in South Florida and partially in Southern Virginia. Upon incorporation, our founders, Dr. Temnikov, Mr. Gurin and FVZ, LLC (represented by Mr. Val Zevel), collectively invested $100,000 to finance our start-up expenses. In addition, our initial investors collectively invested approximately $3 million in equity and debt. In addition, Dr. Temnikov and Mr. Gurin, directly and through affiliated entities, loaned approximately $1.2 million to the Company. From inception to date of this report, the aggregate amount of $4.2 million was contributed to our business operations by our founders and investors.

Brief History and Recent Developments

We were incorporated on April 11, 2012 in the State of Florida by Messrs. Maxim Temnikov and Sergey Gurin and FVZ LLC represented by Ms. Fay Katz with the purpose to create, realize, and market our “Organic Community” concept that was conceived by our founders to serve the wants and needs of the Millennials and Generation-Z customers. We believe when developed, the Organic Community concept will present a conceptually new way of organizing the living communities and construction of properties, from single-family homes to large and diverse mixed-use neighborhoods.

We spent year 2012 in organizing the commencement of principal operations.

From our inception in 2012 and throughout the date of this report, we are developing core expertise in three key verticals: (i) engineering and producing pre-fabricated building kits that would enable faster construction of new properties; (iii) designing master plans and developing raw land; and (iii) building housing shells from foundation to roof at a lesser cost. We have conducted several engineering experiments and to date filed three patents that, in our opinion, enable a faster construction of walls (See Section “Intellectual Properties” on page 16 below). However, in order to use our limited financial resources more efficiently, in 2017 we abandoned two out of three patents and focused our resources on creating a revenue pipeline. We anticipate reviving our patent applications in 2018-2019, however, as of the date of this report, we cannot guarantee that we will pursue such a revival, or that we would be successful in reviving our patent applications if we decide to do so.

From 2013 to 2016 we financed our operations by engaging in financing activities by issuing commercial loans backed by real properties. We have ceased such financial activities completely in 2016.

In December 2015 we purchased approximately 28.8 acres of raw land in Chesterfield County, Virginia for $211,336 and commenced our first land development project, Seasons Creek, encompassing (a) the development of 70 individual building lots, and (b) the construction of 70 single-family homes on these lots. The Seasons Creek project is organized under Seasons Creek Development LLC, a Virginia limited liability company. In cooperation with local professional engineering firm, Timmons Group, we have developed the amendments to the Seasons Creek plan of development. In January 2017, a Major Adjustment to the Preliminary Plat was submitted to the County, containing revisions and adjustments to the tentative plan of development. Upon subsequent periods of review and resubmittals, we received approvals from all municipal departments and eventually final approval for the Tentative Plat from the Planning Commission at a public hearing in June 2017. We filed for the review of its construction plans in June 2017. On June 30, 2017 we have deconsolidated Seasons Creek Development LLC by the virtue of settlement with Zimas LLC and recognized a gain on deconsolidation of subsidiary in the amount of $572,091 during the year ended December 31, 2017.

In September 2016 our Registration Statement S-1 (File No. 333-205358) pursuant to which we registered 14,500,000 shares of common stock for sale at $2.00 per share was declared effective by the Securities and Exchange Commission. As of date of this report, we have not sold any of the shares of common stock registered on such S-1.

In addition to focusing on growing our core operations as land developer, we have been also dedicating efforts on the initiation of our construction management activities. In October, 2017 we have attained, through our unconsolidated affiliate, Good Life Builders Inc., a Class-A General Contractor license in Virginia, allowing us to engage into residential and commercial construction without any limitation to the project size.

In 2017, we commenced receiving revenues from our construction activities by managing the construction of single-family homes through our unconsolidated affiliate Good Life Builders Inc. acting as a general contractor. We are building homes using our proprietary building kits and construction plans, which we develop and optimize under our subsidiary Alliance Building Kits LLC. We have commenced construction management activities in 2017 and recognized $37,500 in revenues such activities.

In 2017, our unconsolidated affiliate Good Life Builders Inc, entered into the Option and Right of First Offer Agreements with Profit Bright Development LLC, an affiliated company, for the purchase of two building lots zoned for the construction of commercial properties aggregating approximately 35,000 square feet, 7 acres of raw land for the construction of a commercial building, size of approximately 15,000 square feet, in Chesterfield County, Virginia. It is currently anticipated that we will serve as land developer and construction manager for this project and that our unconsolidated affiliate Good Life Builders Inc. will serve as a general contractor.

Land Development Activities

As of the date of this report, we are involved into regular daily land development activities associated with the preparation of building lots for the homes under construction by our unconsolidated affiliate, Good Life Builders Inc. In addition, we are involved into the activities associated with rezoning and developing construction plans for the commercial and residential properties for the land owned by our customers and unconsolidated entities, such as JSE Homes 1 LLC and Profit Bright Development LLC.

On July 20, 2017, our unconsolidated affiliate Good Life Builders Inc, entered into the Option and Right of First Offer Agreement with Profit Bright Development LLC for a purchase of approximately 1,7 acres of raw land for the construction of a commercial building, size of approximately 15,000 square feet. The proposed construction site is located in Chesterfield County, Virginia. It is currently anticipated that we will serve as land developer and construction manager for this project and that our unconsolidated affiliate Good Life Builders Inc. will serve as a general contractor. We currently anticipate financing the acquisition of this land through one or more equity or debt offerings.

On July 20, 2017, our unconsolidated affiliate Good Life Builders Inc, entered into the Option and Right of First Offer Agreement with Profit Bright Development LLC for a purchase of approximately 1,7 acres of raw land for the construction of three commercial buildings, aggregate size of approximately 20,500 square feet. The proposed construction site is located in Chesterfield County, Virginia. It is currently anticipated that we will serve as land developer and construction manager for this project and that our unconsolidated affiliate Good Life Builders Inc. will erect the building on this site for a pre-construction customer. We are currently in the stage of developing the amendments and revisions to the existing plan of development for this site. We currently anticipate financing the acquisition of this land through one or more equity or debt offerings.

Generally, we find land suitable for our projects and enter into the land purchase or/and option agreements with land sellers directly from Helpful Alliance Company or through a project entity we form to carry out the project. Once the land purchase is under contract, we commence the project origination stage, during which we conduct feasibility studies and due diligence to assess the project’s potential financial and operating performance. To assess such performance, we are using our proprietary testing criteria, knowledge-base, and software, which we are continually developing and improving. As the project’s sole owners and manager, we also usually cause the Project Entity to initiate a securities offering in order to obtain capital for land purchase and our initial project origination activities, which normally include conceptualizing architectural, civil and structural engineering tests and studies, construction cost estimates, project’s pro-forma budgeting, and other activities. Upon acceptance of investments into the Project Entity, our equity interests and holdings in the Project Entity get diluted; however, we normally remain managing all aspects and activities related to the project under the construction management agreement, which we negotiate in arm-length with the majority owners of the Project Entity. If the Project Entity does not raise the financing sufficient to purchase the land, we may invest additional money to finance the land purchase, or may withdraw from the land purchase, in which case we may lose our earnest money deposits. If the Project Entity obtains adequate financing on time, we complete the land purchase and continue with the project activities up to the point of sale of marketing for leasing.

We select our projects primarily upon similar economic characteristics, location’s engineering parameters, and product type. Each project is aimed to deliver low maintenance to the property owners while providing basis for a superior economic performance, which we estimate and measure by either (a) return on investment rate to our project investors; or (b) return on investment rate to our property owners, (or both in case when we build the property underlying the project for owner-investors, who continue to own and operate the property after the completion of construction); or (c) construction cost and speed characteristics to our building partners, who use our building kits or for whom we perform specialty contracting works. Land purchases are subject to feasibility studies based upon specified criteria and may consist of:

●	Acquiring land directly from individual land owners, as well as from other developers or homebuilders;

●	Acquiring land from local or regional homebuilders that own, or have options to purchase, such land;

●	Acquiring land through option contracts, which generally enables us to control the properties owned by third parties (including land funds) and unconsolidated entities in which we have investments until we have determined whether to exercise the options or not;

Acquiring land through joint ventures or partnerships, which among other benefits, may potentially limit the amount of our capital subject for investment in such land while increasing our access to such land.We develop land into building lots for our own use in construction and for sale to our customers. When we develop land for ourselves, we recognize the capital costs as an increase in our assets. When we develop land for our customers, we recognize the proceeds from resale of the land and from managing land development earth works and utilities construction as revenues.

Engineering Activities

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

At the date of this report, we have one patent application pending review by the U.S. Patent and Trademark Office (USPTO) cited below on page 9. We believe when issued, our patents should provide adequate protection of our intellectual propertiy. However, at the time of this report, we cannot assure you that a patent will be granted or issued by the USPTO, or if issued, that such patents would not be challenged with reexamination, and, if so challenged, that such patents would be reaffirmed by the USPTO. We cannot assure you that a third party would not infringe on our patents (when and if issued) and that we will be able to adequately protect our patent and other intellectual property if and as required. At the date of this report, we cannot assure, that we will have the necessary financing to conduct our engineering research and development activities on time or at all.

At the date of this report, we have not completed the development of any building kits nor are any kits presently for sale. However, as of December 31, 2017 we have completed three architectural designs for our single-family home building kits, which we anticipate testing during the year 2018 through the construction of properties under our current homebuilding contracts with our flagship customers, JSE Homes 1 LLC and Profit Bright Development LLC. The home kit models feature approximately 3,000 square feet of living space with two-car garage. It is our goal to complete the construction of this models under $70 per square foot, excluding cost of land.

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

Construction Activities

As of the date of this report, we are involved into managing the construction of residential, single-family dwelling units aggregating approximately 15,000 square feet of sellable area. We manage such construction activities through our unconsolidated affiliate, Good Life Builders Inc., which holds a Class-A General Contractor license in Virginia, allowing us to engage into residential and commercial construction without any limitation to the project size.

In general, we intend to build commercial and residential real-estate properties on the land we own directly and through subsidiaries, and the land owned by unaffiliated parties, by using our proprietary construction methods, which we design, optimize, and produce in-house. As of December 31, 2017, we don’t own any land. We generally will acquire building lots for the construction of homes that we sell to homebuyers. Purchases of these building lots are subject to specified criteria and are made through our asset acquisition program, which may consist of:

●	Acquiring building lots directly from individual land owners/developers or homebuilders;

●	Acquiring local or regional homebuilders that own, or have options to purchase, building lots;

●	Acquiring raw land (as described in Section “Land Development Activities” above), designing the plans of development for such land, and consecutively preparing such land for construction and building properties on such land.

We conduct our operations primarily through subsidiaries and unconsolidated entities, in which we may have investments. Normally, when we find suitable building lots, we form a subsidiary (a “Project Entity”), in which we invest initial capital in exchange for an equity position; such capital is used to finance the earnest money deposit associated with contracting the land purchase and to budget other project origination expenses. In cases when unaffiliated entities engage us into construction of properties on their land, we do not make any equity investments into such entities, although we still consider such entity a project.

We derive revenues from construction activities in form of (a) construction management fees; (b) equity distributions, if we own an equity part in a project, and (c) bonus structured based on percentile of a construction budget savings we deliver to a project.

With each project, we learn to build our properties faster and at a lesser cost, which renders direct and indirect effect to our customers, partners and the project investors, and drives earnings to our company and our stockholders. Our business purpose and focus is to develop and market novel construction materials and methods that would enable erecting a building shell at lower cost and superior speed and share it with other builders throughout North America.

We build properties for ourselves and for our customers. When we build properties for ourselves, we intend to continually operate such properties and recognize the capital costs as an increase in our assets. When we build properties for our customers, we recognize the proceeds from resale of the building lots and from managing construction as revenues.

Snapshot of Business Performance in 2017 and the 2018 Outlook

Since 2017, we have been primarily focused on managing the construction of residential, detached, single-family homes and preparation of the land for such homes. We were in 2017 and, with a reasonable degree of certainty, we will be in the future, involved into the development of our proprietary novel concept of organized living experience, the creation and optimization of our proprietary construction plans (for both, land development for living communities and for construction of residential and commercial properties), and in project origination (mainly for residential, but also for selected commercial projects).

Going forward, we anticipate (i) our land development activities to generate revenue from the development and sale of building lots upon completion of rezoning and/or land development; (ii) our engineering activities to generate revenue from sale of our proprietary building kits and licensing proprietary assembly methods and processes to our building partners and third parties; and (iii) our construction activities to generate revenues from the construction of building shells and rendering construction management services. We anticipate participating in all stages of the land development and construction works from project origination and purchase of land and building lots to the construction works management and then to the selling stage. We intend to select projects, go under contract for associated land or property, rezone it if necessary, and develop the architectural and engineering specifications suitable to the land or property specifics. When rezoning is granted, if applicable, we plan to consummate a purchase of land or property under the contract and begin our project either solely or with a project partner. When entering into projects, we intend to structure our compensation in form of construction management fees and a profit distribution and/or equity distribution in we own an equity part of the Project Entity.

Market and Industry

All of our current projects (Discussed further in MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS) are located in Richmond, Virginia metro market, where we anticipate continuing to remain in 2018 and in foreseeable future. The National Association of Home Builders (the “NAHB”) tracks industry and market data and reports steady growth for the area. As demonstrated by the chart below, the NAHB reports that the Richmond metro area has seen steady growth since 2012 and is forecast to continue that growth.

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

Specifically, we intend to pursue the following strategies to achieve these objectives:

●	Proactive project acquisition. We believe our proactive targeted acquisition approach will enable us to motivate niche real-estate developers to sell their projects to us and cooperate with us on the completion of those projects. We will continually apply our proactive project acquisition approach to exponentially acquire real-estate construction projects in targeted metropolitan areas by applying efficiency of our business model, which will increasingly drive short- and long-term earnings to our company.

●	Proprietary project management. We believe our project management practices, specialized knowledge-base, and proprietary approach to real-estate construction management will enable us to maximize the operating performance of our projects. We will continue to apply an active project management program to increase the earnings from each of our projects. This may include expanding existing relationships with the developers to acquire increasingly more projects, and enter into new relationships with real-estate developers in the targeted metro areas, as well as expanding our business presence into the additional metropolitan areas.

●	Diversifying our asset base. We believe that acquiring strategically located land and properties with purposes of rezoning and a view of future development combined with targeted leasing strategies and active asset management will enable us to maximize our operating performance. We will seek, analyze and acquire strategically located land with and without real estate properties in the targeted metropolitan areas to implement an active asset management program aimed at increasing a long-term value of each of our through rezoning and future improvement of an existing property or a construction of new property. This may include expanding existing tenants, re-entitling site plans to allow for additional outparcels, which are small tracts of land used for freestanding development not attached to the main buildings, and repositioning tenant mixes to maximize traffic, tenant sales and percentage rents. As we diversify and expand our asset base, we will seek to maintain a diverse pool of assets with respect to both geographic location and tenant mix, helping to mitigate our operating risks and finance our rezoning activities. We will continually monitor our target markets for opportunities to selectively dispose the properties where returns appear to have been maximized and redeploy proceeds into new acquisitions that have greater return prospects.

●	Capitalizing on network of relationships to pursue transactions. We plan to pursue transactions in our target markets through the relationships we have developed to date, as well as through the relationships we will continue to develop as we expand our network of development partners, projects, and business presence in targeted geographic locations. We will continue cultivating long-term relationships with real-estate developers through a consistent dialogue with a proactive approach to the transition of their construction projects under our management.

●	Leverage our founder’s experience in real estate construction. Our founder and President, Dr. Temnikov, has over 10 years of specialized experience in operating and growing a real-estate development company with an extensive infrastructure of general and specialty contractors and subcontractors involved into high- and low-rise construction. Considering that, prior to immigrating into the U.S., Dr. Temnikov co-founded The Mirax Group in Russia, and, together with other co-founders, grew The Mirax Group to a multi-billion-dollar company with numerous notable real-estate property developments, we believe our company is well positioned for growth based on Dr. Temnikov’s expertise.

●	Grow our business through a comprehensive financing strategy. On September 8, 2016, the SEC declared our Registration Statement on Form S-1 (File No: 333-205358) effective pursuant to the Securities Act of 1933, as amended. Included in the Registration Statement were an aggregate 14,500,000 shares of common stock for sale by the Company for $2.00, with anticipated gross proceeds of $28,500,000. To date, we have not sold any shares pursuant to the Registration Statement due in part to “going concern” qualification in our independent auditors’ 2015, 2016 and 2017 audit reports. However, we believe our capital structure, assuming we sell all 14,500,000 shares registered for sale by us in our Form S-1 should provide us with sufficient financial capacity and flexibility to fund our future growth. Based on such capitalization, we believe we will have access to multiple sources of financing that are currently unavailable to many of our private market peers or overleveraged public competitors, which we believe will provide us with a competitive advantage. Over time, these financing alternatives may include follow-on offerings of our Common Stock, corporate level debt, and preferred equity and credit facilities

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

Sales Offices

We intend to sell the homes we build in cooperation with strategic partners, directly and through retaining real-estate brokers and their associate realtors in their respective regions. Our marketing strategy is focused on advertising through digital and social media, including Internet websites, which is expected incrementally decrease our marketing costs and allow us to market our homes to homebuyers in combination with mortgage payment calculators and other digital tools. However, we also intend to continue to advertise through more traditional marketing, including newspapers and local and regional publications.

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

Seasons Creek – On November 30, 2015, we formed Seasons Creek Development LLC, a Virginia limited liability company of which the Company is currently the manager under Exclusive Construction Management Agreement. Seasons Creek Development purchased and is developing a parcel of land consisting of approximately 28.8 acres located in Chesterfield, Virginia. The land was purchased on December 11, 2015 and has been zoned to accommodate up to 70 single family homes and currently holds a tentative plan of development approval. We intend to develop this land into a residential subdivision to be called “Seasons Creek” consisting of 70 single family homes built with the novel construction materials and methods we have researched. We will manage the homebuilding activities through our affiliated company, Good Life Builders Inc., A Virginia Corporation, owned and controlled by our Interim CFO and Vice President of Business Development, Mr. Sergey Gurin. We had performed major engineering revisions of our plan of development for the 70 buildable lots and submitted such revisions to Chesterfield County, Virginia for review and approval. In June 2017, we received approvals for our Major Adjustment to the Tentative Plat and submitted our final Construction Plans for review. We currently anticipate this project being able to obtain a land disturbance permit in second quarter of 2018  and for contractors to begin earthwork, utilities work, and other land development works during the first quarter of 2018 subject to acquiring certain easements and approvals. We estimate the Seasons Creek land development works to take approximately 6 months.

On June 30, 2017, the Company settled the principal portion of a $1,000,000 note payable to unaffiliated party by exchanging 20 Units of Class-A membership interests of our 67% owned subsidiary Seasons Creek Development LLC (“SCD”) in lieu of repaying the $1,000,000 principal amount of the loan (the “Transaction”). We recognized a gain on deconsolidation of subsidiary in the amount of $572,091 during the year ended December 31, 2017. This Transaction was a settlement of debt that also results in the deconsolidation of SCD. Prior to the transaction, the Company’s direct ownership of SCD was 20 Units of Class-A membership interests (“Disposed Equity”) and 1 Unit of Common membership interest. After the transaction, the Company’s direct ownership of SCD is 1 Unit of Common membership interest (“Retained Equity”). The Company had maintained a 3% voting interest (Common Class Member) in SCD. The Company accounted for its Seasons Creek Development LLC retained equity interest under applicable equity method according to US GAAP. The fair value of the retained equity interest was $17,573 at June 30, 2017 and the Company recognized a loss on investment of $(2,427) for the three and six months ended June 30, 2017. On August 8, 2017, the Company sold its 1 Common Unit of Seasons Creek Development LLC membership interests for $20,000 and recognized a gain on sale of investment of $2,427. As of December 31, 2017, the Company has no further ownership of Seasons Creek Development LLC.

We were managing the Seasons Creek project under the Exclusive Construction Management Agreement we had executed with the Seasons Creek project investors. On August 9. 2017, the Exclusive Construction Management Agreement between Helpful Alliance Company and Seasons Creek Development LLC has been terminated. Seasons Creek Development LLC and Helpful Alliance have executed the Management Termination Settlement Agreement (the “Termination”), under which Helpful Alliance shall complete the steps of land development activities that initiated before the Termination but will continue until Seasons Creek Development LLC recordation of individual building lots, as will be indicated by the receipt of official documentation to that effect from Chesterfield County, Virginia authorities. Resulting from the Termination, Seasons Creek Development LLC will owe to Helpful Alliance Company (a) $916,140 for management of land development activities prior to the Termination, (b) $64,153 for reimbursement of expenses accrued prior to the Termination recorded as due from affiliate on our balance sheet as of December 31, 2017, and (c) $97,425 of accrued 14.0% annual preferred yield from November 30, 2016 to June 30, 2017 on ownership of 20 units Class A Preferred Share LLC Membership Interests of Seasons Creek Development LLC upon completion of project, a total of $1,077,718. We will recognize the $916,140 on the books of Helpful Alliance Company as due from affiliate upon recordation of individual building lots. There will be no compensation to Helpful Alliance Company from the Termination date to the date of recordation of individual building lots. Helpful Alliance Company no longer has any managerial power of control over the Seasons Creek Development LLC operations. The steps subject to completion under the Termination agreement shall be conducted by Helpful Alliance Company acting merely as agent-representative of Seasons Creek Development LLC and not as a manager. Specifically, the holder of Class-B LLC Membership Interests, Mr. Mirmanov, is appointed as Manager of Seasons Creek Development LLC effective from August 9, 2017. As Manager of Seasons Creek Development LLC, Mr. Mirmanov is able to exercise all managerial and executive powers over the Seasons Creek Development LLC operations, including but not limited to replacing Helpful Alliance Company in its role as agent-representative with any other individual or entity of his choice. Helpful Alliance Company would have no remedy for such a dismissal and/or replacement. The receipt of any proceeds from our involvement into Seasons Creek Project is presently uncertain and is subject to numerous risks, many of which are beyond the scope of our control.

5210 W Shore Drive - On June 26, 5210 W Shore Drive LLC, redeemed the 1,100 Class A Preferred LLC Membership Interests with 14.0% Class A Preferred annual yield from Seasons Creek Development LLC for $116,160. We recognized the amount of $6,160 representing the 14% annual yield as other income, on a consolidated basis with Seasons Creek Development LLC. Prior to June 26, 2017, Seasons Creek Development LLC owned 68.3% of the outstanding equity securities of 5210 W Shore Drive LLC. The remaining 31.7% were owned by affiliated non-controlling investors who prior to redemption invested an aggregate amount of $51,110 for their share of the subsidiary. 5210 WSD was consolidated with SCD from inception on January 2017 to June 26, 2017 when SCD sold all of its membership interests in 5210 WSD and subsequently deconsolidated 5210 WSD. As of December 31, 2017, the Company has no further ownership of 5210 W Shore Drive LLC. In March 2017, we have completed architectural design for our first single-family home building kit, the Woodlake home model kit, which we anticipate testing during 2018 through the construction of this property at 5210 West Shore Road, Midlothian, Virginia 23112. The Woodlake home model features approximately 4,350 square feet of living space with a two-car garage. It is our goal that construction of this model will be completed at under $60 per square foot. Site work began on the property in May 2017 and we anticipate construction of the home being completed during the fourth quarter of 2017. Construction management was conducted through an exclusive construction management agreement between the Company and 5210 W Shore Drive LLC. During second quarter of 2017, we received $50,000 of construction management fees for the construction of a new single-family home at 5210 W Shore Road, Midlothian, VA 23112. As of December 31, 2017 we have recognized 75% or $37,500 of the $50,000 as revenue based on the completion of the services under the construction management agreement. We will recognize the remaining 25% or $12,500 as revenue during the first quarter of 2018. We no longer have any continuous revenue plans associated with this project.

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

On July 20, 2017, our unconsolidated affiliate Good Life Builders Inc, entered into the Option and Right of First Offer Agreement with Profit Bright Development LLC for a purchase of approximately 1,7 acres of raw land for the construction of a commercial building, size of approximately 15,000 square feet. The proposed construction site is located in Chesterfield County, Virginia. It is currently anticipated that we will serve as land developer and construction manager for this project and that our unconsolidated affiliate Good Life Builders Inc. will serve as a general contractor. We currently anticipate financing the acquisition of this land through one or more equity or debt offerings.

On July 20, 2017, our unconsolidated affiliate Good Life Builders Inc, entered into the Option and Right of First Offer Agreement with Profit Bright Development LLC for a purchase of approximately 1,7 acres of raw land for the construction of three commercial buildings, aggregate size of approximately 20,500 square feet. The proposed construction site is located in Chesterfield County, Virginia. It is currently anticipated that we will serve as land developer and construction manager for this project and that our unconsolidated affiliate Good Life Builders Inc. will erect the building on this site for a pre-construction customer. We are currently in the stage of developing the amendments and revisions to the existing plan of development for this site. We currently anticipate financing the acquisition of this land through one or more equity or debt offerings.

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

●

Organic Communities – We are designing new living communities that utilize our proprietary Organic Community concept that we believe will present a new perception of organized living for people to work and live in the 21st century. We envision this product line to be a natural expansion of our planned building kits product line, as we intend on developing the building kits to comprise and build properties in our Organic Community neighborhoods. This product line is focused on Millennials and the Generation-Z generation markets. Our goal is to test certain Organic Community functionality in near-term projects, and present a full-scale Organic Community neighborhood, River City Park, available for occupancy by 2030.

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

Employees

Currently, the Company and its subsidiaries have ten (11) employees, all of whom work on a full-time basis, including our executive officers, Mr. Jonathan Barker and Mr. Sergey Gurin. None of our employees are represented by a union, and we believe our relationships with our employees are good.

Labor Disputes

At December 31, 2016 and December 31, 2017, there were no labor disputes or collective bargaining agreements. We do not have any unionized workforce.

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

Subsidiaries

As of December 31, 2017, we have three subsidiaries operating within Land Development arm and one subsidiary within our Home Kits business development arm:

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

On June 30, 2017, we settled their $1,000,000 (one million) U.S. dollar loan with Zimas LLC for 20 Units of Class-A membership interests of Seasons Creek Development LLC (“SCD”) in lieu of repaying the $1,000,000 cash principal amount of the loan (the “Transaction”). Our direct ownership of SCD was 20 Units of Class-A membership interests (“Disposed Equity”) and 1 Unit of Common membership interest before the Transaction. Our direct ownership of SCD is 1 Unit of Common membership interest after the Transaction (“Retained Equity”). Subsequently to our settlement with Zimas LLC, SCD repurchased 6 Class-A membership interests from Zimas LLC for $300,000, hence re-arranging the Seasons Creek ownership and control structure. As of the date of this report:

●	Our Vice President of Business Development and Interim CFO, Mr. Gurin, through Gurin Group LLC, effectively owns and controls 4 units of Class-A membership interests in Seasons Creek Development LLC, entitling him to approximately 16.0% voting power over Seasons Creek affairs and 22.9% profit share from the Seasons Creek Project. Gurin Group purchased these 4 units from Zimas LLC at the pro-rata value of our settlement with Zimas for $200,000 cash.

●	One of our founders, Mr. Zevel, through FVZ LLC, effectively owns and controls 4 units of Class-A membership interests in Seasons Creek Development LLC, entitling him to approximately 16.0% voting power over Seasons Creek affairs and 22.9% profit share from the Seasons Creek Project. FVZ LLC purchased these 4 units from Zimas LLC at the pro-rata value of our settlement with Zimas for $200,000 cash.

●	Resulting from the settlement and consequent sale of the 4 units of Class-A membership interests to Gurin Group LLC, the 4 units of Class-A membership interests to FVZ LLC, and 6 units of Class-A membership interests back to Seasons Creek Development LLC, Zimas LLC effectively owns and controls 6 units of Class-A membership interests in Seasons Creek Development LLC, entitling it to approximately 24.0% voting power over Seasons Creek affairs and 34.3% profit share from the Seasons Creek project.

●	One of Seasons Creek’s investors, Mr. Mirmanov, effectively owns and controls 10 units of Class-B membership interests in Seasons Creek Development LLC, entitling him to approximately 40.0% voting power over Seasons Creek affairs and 15.0% profit share from the Seasons Creek Project. Mr. Mirmanov has purchased the 10 units from Seasons Creek Development LLC for $500,000, from which Seasons Creek Development LLC used $300,000 to repurchase the 6 units from Zimas LLC as disclosed in this section above.

●	Helpful Alliance Company, effectively owned and controlled 1 unit of Common membership interest in Seasons Creek Development LLC, entitling it to approximately 4.0% voting power over Seasons Creek affairs and 5.0% profit share from the Seasons Creek Project until August 8, 2017, a date on which SCD redeemed the unit back for $20,000. As a result, Helpful Alliance Company no longer has any equity position in Seasons Creek Development LLC.

We managed the Seasons Creek project under the Exclusive Construction Management Agreement we had executed with the Seasons Creek project investors. On August 9. 2017, the Exclusive Construction Management Agreement between Helpful Alliance Company and Seasons Creek Development LLC has been terminated. Seasons Creek Development LLC and Helpful Alliance have executed the Management Termination Settlement Agreement (the “Termination”), under which Helpful Alliance shall complete the steps of land development activities that initiated before the Termination but will continue until Seasons Creek Development LLC recordation of individual building lots, as will be indicated by the receipt of official documentation to that effect from Chesterfield County, Virginia authorities. Resulting from the Termination, Seasons Creek Development LLC will owe to Helpful Alliance Company (a) $916,140 for management of land development activities prior to the Termination, (b) $64,153 for reimbursement of expenses accrued prior to the Termination recorded as due from affiliate on our balance sheet as of December 31, 2017, and (c) $97,425 of accrued 14.0% annual preferred yield from November 30, 2016 to June 30, 2017 on ownership of 20 units Class A Preferred Share LLC Membership Interests of Seasons Creek Development LLC upon completion of project, a total of $1,077,718. We will record the $916,140 on the books of Helpful Alliance Company as due from affiliate upon recordation of individual building lots. There will be no compensation to Helpful Alliance Company from the Termination date to the date of recordation of individual building lots. Helpful Alliance Company no longer has any managerial power of control over the Seasons Creek Development LLC operations. The steps subject to completion under the Termination agreement shall be conducted by Helpful Alliance Company acting merely as agent-representative of Seasons Creek Development LLC and not as a manager. Specifically, the holder of Class-B LLC Membership Interests, Mr. Mirmanov, is appointed as Manager of Seasons Creek Development LLC effective from August 9, 2017. As Manager of Seasons Creek Development LLC, Mr. Mirmanov is able to exercise all managerial and executive powers over the Seasons Creek Development LLC operations, including but not limited to replacing Helpful Alliance Company in its role as agent-representative with any other individual or entity of his choice. Helpful Alliance Company would have no remedy for such a dismissal and/or replacement.

5210 W Shore Drive LLC – On January 30, 2017, Seasons Creek Development LLC purchased 1,100 Class A Preferred LLC Membership Interests in 5210 W Shore Drive LLC, a Virginia limited liability company, for a purchase price of $110,000, which was used to purchase an individual building lot located at 5210 West Shore Road, Midlothian, Virginia 23112. The lot was purchased from a non-affiliated seller. The 1,100 Class A Preferred LLC Membership Interests bear 14.0% Class A Preferred annual yield and were redeemable at any time. Prior to June 26, 2017, Seasons Creek Development LLC owned 68.3% of the outstanding equity securities of 5210 W Shore Drive LLC. The remaining 31.7% were owned jointly by Gurin Group LLC, which is co-owned and operated by our officer and director, Mr. Sergey Gurin, Ms. Tatyana Gurina, daughter of our officer and director, Mr. Sergey Gurin, and by Ms. Anna Gurin, one of our employees. On June 26, 2017, 5210 W Shore Drive LLC redeemed the 1,100 Class A Preferred LLC Membership Interests with 14.0% Class A Preferred annual yield from Seasons Creek Development LLC for $116,160. We recognized the amount of $6,160 representing the 14% annual yield as other income, on consolidated basis with Seasons Creek Development LLC. As of the date of this report, the Company and Seasons Creek Development LLC does not have any ownership interest in 5210 West Shore Drive LLC.

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

As reflected in the accompanying consolidated financial statements, the Company had a net loss attributable to the Company of $234,257 and $1,307,618 for the years ended December 31, 2017 and 2016, respectively, an accumulated deficit of $2,543,623 and working capital deficit of $1,323,656 at December 31, 2017. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital, implement its business plan, and generate significant revenues. We have incurred operating losses since our formation and expect to incur losses and negative operating cash flows for the foreseeable future. We expect to incur substantial losses for the foreseeable future and may never become profitable. We also expect to continue to incur significant operating and capital expenditures for the next several years and anticipate that our expenses will increase substantially in the foreseeable future. We also expect to experience negative cash flow for the foreseeable future as we fund our operating losses and capital expenditures. As a result, we will need to generate significant revenues in order to achieve and maintain profitability. We may not be able to generate these revenues or achieve profitability in the future. Our failure to achieve or maintain profitability could negatively impact the value of our Common Stock.

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

We have been operating at a loss each year since our inception in April 2012, and we expect to continue to incur substantial losses for the foreseeable future. For the year ended December 31, 2017, our net loss was $234,257 with an accumulated deficit of $2,543,623. To date, we have had limited revenues. Accordingly, our past performance raises a doubt that in the future we may be unable to generate revenues sufficient to result in positive earnings per share to our stockholders. In addition, we expect to incur substantial operating expenses in order to fund the expansion of our business. As a result, we expect to continue to experience substantial negative cash flow for at least the foreseeable future and cannot predict when, or even if, we might become profitable. We will need to generate significant revenues in order to achieve and maintain profitability. We may not be able to generate sufficient revenue to fund our operations or achieve profitability in the future. Even if we do achieve profitability, we may not be able to sustain or increase profitability. If we are not able to generate revenues sufficient to fund our operations through product sales or if we are not able to raise sufficient funds through investments by third parties, it could result in our inability to continue as a going concern and, as a result, our investors could lose their entire investment. Throughout this Report, our “products” refers to the real estate that we intend to develop and the building (“home”) kits we intend to design.

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

When we estimate our future performance, we assume that we will be able to sell all of the properties we intend to build and the land we intend to develop within the estimated period of time and for the estimated prices. The construction and real-estate industries are subject to volatile market conditions, and, for this reason, we cannot guarantee that such land and properties would be sold as presently estimated. If we are unable to sell the land we anticipate developing and/or real estate properties we anticipate building, investors may lose part or all of their investments into our securities.

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

Part of our estimated future performance projections are based upon our purchase of land for the River City Park project. However, at the date of this report, we do not have any written agreement with the land seller for such land. Furthermore, there is no contractually set purchase price for the land and our assumptions discussed in this report in regard to the land purchase price are based upon a listing price for the land. The selling price is subject to negotiation with the seller. If we would be unable to negotiate the price acceptable for us on the conditions that would sustain our projected business plans, we will have to withdraw from the purchase of the land we currently contemplate purchasing and curtail our projections of estimated future performance. If we do so, we would have to report changes to our estimated future performance that would materially differ from those reported in this report. If we report the changes disclosing the projection of lesser earnings, our share price may decline, which may result in investors inability to sell our securities even at a price lower than they purchased such securities. If so happens, investors may receive less than they anticipate receiving at the time of investing into our securities or lose their entire investment.

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

In the early stages of development, the Company’s business will be significantly dependent on the Company’s Management team. The Company’s success will be particularly dependent upon Messrs. Maxim Temnikov, our President and director, Jonathan Barker our Chief Executive Officer, and Sergey Gurin, our Vice President, Interim Chief Financial Officer and a director. The loss of the services of Dr. Temnikov, Mr. Barker or Mr. Gurin would have a material adverse effect on the business of the Company and the business of the Company. The Mirax Group, of which Dr. Temnikov was Vice President of Business Development from 2002 to 2006 and member of the Strategy Committee of its Board of Directors from 2010 to 2011, has been involved into litigation in Russia, where allegations of fraud and embezzlement have been levied at its founder, President, Board Chairman and CEO, Mr. Polonsky and certain other members of Mirax’ top financial management. Dr. Temnikov has advised us in a sworn affidavit that he vehemently denies any allegations against him in connection with the purported embezzlement in Russian Federation and intends to defend himself vigorously. Temnikov further states that all of the charges by the Russian state prosecutors are politically motivated and the alleged criminal actions are predominantly political in nature. To our knowledge, the alleged misappropriation of corporate funds in a stated amount of up to 2.6 billion rubles, or approximately $40 million, is levied in connection to building the Kutuzov Mile residential mega-complex. The amount of $40 million represents less than 1% of total amount of construction works under Mirax management at that time. While we believe that the alleged misappropriation is a loss caused by the world’s economic crisis of 2008-2009, and its derivative downturn of Russian real-estate market, there is no guarantee that Russian court would eventually take the same or similar view of the events surrounding the legal actions. On May 26, 2016, we have learned from Russian media sources that the Court of Tverskoy District of Moscow had sanctioned an issuance of arrest warrant for Maxim Temnikov. Dr. Temnikov’s function as our President involves strategic planning and origination of our real-estate development projects. If Dr. Temnikov would be forced to leave from the United States, or if he would step down from the President position, we would have to find his replacement, which may take significant time, effort, and increased monetary resources. If we incur such time, effort, and monetary expenses, we may have to curtail our business plans and be unable to execute on our growth strategy. Hence, investors may lose all or part of their investments and/or anticipated earnings.

Our officers and directors can exert significant influence over us and may make decisions that are not in the best interests of all stockholders.

Our officers and directors currently beneficially own approximately 79.19% of our Common Stock (based on 2,100,000 shares of outstanding Common Stock), and, therefore, control the Company. Assuming all of the 14,500,000 shares offered by the Company in the Offering registered on Form S-1 are sold, they will beneficially own approximately 10.02% of the outstanding shares of Common Stock of the Company (based on 16,600,000 shares of outstanding Common Stock), or approximately 7.61% of the outstanding shares of Common Stock if all 14,500,000 shares of Common Stock sold by the Company and the 400,000 shares registered for resale on behalf of our officers and directors in the registration statement filed on Form S-1 are sold. Currently and until 1,266,092 shares are sold in the Offering registered on Form S-1, our officers and directors will continue to have majority control of outstanding equity securities (assuming no outstanding securities are exercised exchanged for, or converted into Common Stock), and they will be able to affect the outcome of, or exert significant influence over, all matters requiring stockholder approval, including the election and removal of directors and any change in control. In particular, this concentration of ownership of our voting securities could have the effect of delaying or preventing a change of control of us or otherwise discouraging or preventing a potential acquirer from attempting to obtain control of us. This, in turn, could have a negative effect on the market price of our Common Stock. It could also prevent our stockholders from realizing a premium over the market prices for their Common Stock. Moreover, the interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders, and accordingly, they could cause us to enter into transactions or agreements that we would not otherwise consider.

In the future, our executive officers may negotiate employment agreements with us on the terms that may be in disagreement with your interests and, because our executive officers are also our controlling stockholders, investors may not be able to influence the outcome of these negotiations and receive a lesser or no return on investment.

As of the date of this report, neither Mr. Barker nor Mr. Gurin are obligated to devote any specific number of hours to our matters and intend to devote only as much time as they deem necessary to our affairs. The amounts of time they devote to us in any time period vary based upon the stage of our business developments. Accordingly, once suitable projects are identified, these executives will spend more time investigating such target projects, conducting due diligence, and negotiating and managing the engagement into selected projects, and, consequently, would be required to spend more time on our affairs than had been spent prior to locating a suitable project. For this reason, after receiving the net proceeds from the offering filed on Form S-1, the members of our management team who remain with us will be required to negotiate separate agreements with the Chairman of the Board and the independent directors elected and appointed by our stockholders. The terms and conditions of these agreements may be not acceptable to investors, but because they have no voting ownership of the Company, they will be unable to influence the Board’s decision in regard to these terms and conditions.

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

We may not have sufficient controls and processes in place to adequately identify fraud risks.

The Company faces exposure to fraud from potential conflicts of interest, the potential risk of asset misappropriation, the risk of potential corruption, and the risk of potential fraudulent financial statements and transactions, among others. The Company primarily relies on the emphasis of the importance of ethical behavior through communication and management, which may result in a higher level of risk throughout multiple locations and segments. The Company intends to implement higher levels of control in the future, however, as there are no automated systems or formal programs or committees in place to identify and prevent fraud risks, the Company may be at a higher level of risk because of it.

We may not be able to adequately handle the logistics of our endeavors.

Our business model relies heavily on logistics, including but not limited to our intention to produce building kits and wall panels in house. There is no guarantee that we will be able to sufficiently handle such logistics, which may have a negative impact on our business.

We rely on our unconsolidated affiliate, Good Life Builders Inc., and other unrelated parties for general contracting of our projects.

Our unconsolidated affiliate, Good Life Builders, Inc., a Virginia Corporation, holds Class-A General Contractor license, which allows it to undertake residential and/or commercial projects without any limitation to the project size. We currently rely solely on Good Life Builders Inc. to serve as general contractor for the projects under our management. Although we are planning to diversify our general contracting capability by cooperating with other unrelated parties to serve as general contractor for the projects we manage, there is no assurance that such third party would accept such general contracting responsibility on terms acceptable to us or at all. Good Life Builders Inc. is owned and controlled by our co-founder and principal executive officer, Mr. Sergey Gurin, who currently does, but is not required to, commit all of Good Life Builders’ business to our affairs, which may result in a conflict of interest in allocating resources between our operations and Good Life Builders. Although there is currently no indication for such, Good Life Builders may withdraw from cooperation with us, in which case we may lose our general contracting capability. If we fail to attain cooperation of such third parties, and Good Life Builders withdraws from cooperation with us, could negatively impact our ability to operate our projects, which may detrimentally affect the value of our Common Stock and you may lose part or all of your investment in our company.

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

We intend using our cash, including but not limited to the net investment proceeds, for financing our land development activities, including but not limited to, paying architects, engineers, lawyers, earth work and site clearance contractors, utility contractors and other specialists. There is a risk that during conducting land development works we may occur difficulties that are unforeseen at the time we commence land development works. Such difficulties may include, but are not limited to, geological (for example, but not for limitation, unidentified underground streams or cavities), historical (for example, but not for limitation, unidentified burials or civil war trophies), and other consequential events. If any of these events occur, we would have to stop land development works for an indefinite period of time and seek resolution of such occurrences in a lawful way, which may require capital expenditures in addition to those currently planned. Furthermore, if any of such events occur, we would have to extend our project timelines, which would render an adverse effect on internal return rates currently planned. Any of these events may cause us to result in a financial loss, and investors may lose part or all of their investments into our Company and our business.

We may lose our payments to contractors during construction stage.

We intend using our cash, including but not limited to the net investment proceeds, for financing our construction activities, including but not limited to, paying architects, engineers, lawyers, excavation, concrete, framing, roofing, electrical, plumbing, and painting contractors, utility contractors and other specialists. There is a risk that during conducting construction works we may occur difficulties that are unforeseen at the time we commence the construction works. Such difficulties may include, but are not limited to, geological (for example, but not for limitation, unidentified underground streams or cavities), historical (for example, but not for limitation, unidentified burials or civil war trophies), and other consequential events. If any of these events occur, we would have to stop construction works for an indefinite period of time and seek resolution of such occurrences in a lawful way, which may require capital expenditures in addition to those currently planned. Furthermore, if any of such events occur, we would have to extend our project timelines, which would render an adverse effect on internal return rates currently planned. Any of these events may cause us to result in a financial loss, and investors may lose part or all of thier investments into our Company and our business.

We may lose our payments to contractors made in the course of our engineering activities.

We intend using our cash, including but not limited to the net investment proceeds, for financing our engineering activities, including but not limited to, research, development of building kits, and experimentation with EVG-3D panels and with a 3D Printer. These activities traditionally bear a high risk of failure and would most likely cause us to lose the payments we would make to our contractors and suppliers of products, materials, supplies and equipment. There is no way of predicting an outcome of research and development activities of this nature. From the net proceeds of the Offering registered on Form S-1, provided we sell all of the common shares in the Offering registered on Form S-1, we are planning to use up to $700,000 for the development and testing of building kits (including but not limited to purchase of EVG-3D panels for prototyping and experimentation), up to $500,000 for research efforts to find and acquire a suitable 3D printer, and up to $250,000 for purchasing and testing building materials that are untested by us. Although we are planning to use a reasonable degree of caution in relation to spending these amounts, there is no guarantee that we would regain these amounts back from the experiments we are contemplating to make. For example, but not for limitation, we may spend money to develop and test building kits of retaining walls using the EVG-3D panels. In the course of experimentation, we would have to apply an excessive heat (burn) and cold (freeze) to the panel for an extensive period of time. At this time, we cannot predict the effects such excessive influences would produce to the EVG-3D panel. Although our theoretical research allows us to create certain expectations, there is no assurance that such expectations would be confirmed. Furthermore, we may spend money for identifying a 3D printer (some of which could be in China or Europe) and may spend money traveling to those destinations in order to observe the printer in actual real-time work. Although we believe we would only spend money for travel to the destinations at which we believe we would find a suitable 3D printer, we may discover malfunctions on-site and/or find the actual printer performance dissatisfactory or unsuitable for our use in the United States. Hence, we may spend amounts of money and result in a total expense of such amounts without identifying a path for future actions. Any of these events, or other similar events, may cause us to result in a financial loss, and investors may lose part or all of their investments into our Company and our business.

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

A natural disaster could adversely affect the Company and/or the project.

If a natural disaster occurs, the Company and/or the project and its performance could be adversely affected. A natural disaster could cause labor availability deficiency and hence may cause delays in delivery timelines, delays in performance, destroy construction, and adversely impact the market. This could negatively impact our financial performance and cause the project’s duration to extend beyond what we have anticipated.

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

The duration of a project is subject to many factors, including but not limited to, market demand, market reception, environmental factors, funding, contractor performance, availability of materials, weather, municipal rules and regulations, and management. Though we use best efforts to estimate the potential duration of a project, including third-party data, and will make every effort to meet the anticipated duration, these projections are intended to be accurate not conservative. We cannot guarantee the actual duration of a project. If the actual project duration exceeds these projections, the performance of the project could be adversely affected, and investors could lose all or part of their investment.

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

In general, our Project LLCs will initially be formed as our wholly-owned subsidiaries; however, as we attract private investments into the Project LLCs to finance the land development and construction of properties, our ownership of the Project LLCs will decrease to the extent the private investors purchase equity of the Project LLCs. Furthermore, the Project LLCs may finance their land development and construction operations by issuing preferred and/or ordinary membership interests to their lenders, which may further decrease our voting power and ownership interest in the Project LLCs. Resulting from such decrease of our ownership and voting power, we may become unable to exercise full control over the Project LLCs in which we share ownership interest with others, as well as the ability of other owners of the Project LLC to prevent us from taking actions regarding the Project LLCs that require a unanimous vote of all members. If we become unable to exercise an adequate control over the Project LLCs, our financial performance and results of operations may differ significantly from anticipated results at the time of this report, which may render a detrimental effect on your stockholder equity and earnings. As a result, you may lose part of or your entire investment into our shares of Common Stock. Also, there is no guarantee that we will enter into these new projects due to similar or different reasons, in which case we may spend our working capital inefficiently and investors may lose part of or their entire investment into our company.

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

Inventory risks are substantial for the homebuilding industry. There are risks inherent in controlling, owning and developing land and if housing demand declines, we may own land or lots at a cost we will not be able to recover fully, or on which we cannot build and sell homes profitably. There can be significant fluctuations in the value of undeveloped land, building lots and housing inventories related to changes in market conditions. As a result, any future deposits for building lots controlled under option or similar contracts could be be put at risk, we may have to sell homes we build or land we acquire for lower than anticipated profit margins or we may have to record inventory impairment charges with regard to our developed and undeveloped land and lots. If market conditions were to deteriorate significantly in the future, we could be required to make significant write downs with regard to our land inventory. Any write-downs would decrease the asset values reflected on our balance sheet and adversely affect our earnings and our stockholders’ equity.

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

We may be adversely affected by conditions within our target market.

We are concentrated on one geographical area, and as such, our business may be adversely affected by the changing conditions and variables within that market.

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

There is no guarantee that our patent applications will be approved, and patents will be granted.

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

Possible U.S. federal income tax reform could adversely affect us.

The new U.S. administration and certain members of the U.S. House of Representatives have stated that one of their top legislative priorities is significant reform of the Internal Revenue Code. Proposals by members of Congress have included, among other things, changes to U.S. federal tax rates, imposing significant additional limitations on the deductibility of interest, allowing for the expensing of capital expenditures, the migration from a “worldwide” system of taxation to a territorial system, and the use of certain border adjustments. There is substantial uncertainty regarding both the timing and the details of any such tax reform. The impact of any potential tax reform on our business and on holders of our common shares is uncertain and could be adverse. [Prospective investors should consult their own tax advisors regarding potential changes in U.S. tax laws.]

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

On September 8, 2016, the SEC declared our Registration Statement on Form S-1 (File No: 333-205358) effective pursuant to the Securities Act of 1933, as amended. Included in the Registration Statement were an aggregate 14,500,000 shares of common stock for sale by the Company for $2.00, with anticipated gross proceeds of $28,500,000. To date, we have not sold any shares pursuant to the Registration Statement due in part to “going concern” qualification in our independent auditors’ 2015 audit report included as part of the S-1. As reflected in the accompanying consolidated financial statements, the Company had a net loss of $234,257 and $1,307,618 for the years ended December 31, 2017 and 2016, respectively, an accumulated deficit of $2,543,623 and working capital deficit of $1,323,656 at December 31, 2017. These matters raise substantial doubt about the Company’s ability to continue as a going concern and our independent auditors’ have expressed such going concern doubt in their 2017 audit report. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital, implement its business plan, and generate significant revenues, of which there can be no assurances.

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

Our Articles of Incorporation provides our Board of Directors with the authority to issue up to 10,000,000 shares of “blank check” Preferred Stock and to determine or alter the rights, preferences, privileges and restrictions granted to or imported upon these shares without further vote or action by our stockholders. The issuance of shares of Preferred Stock may delay or prevent a change in control transaction without further action by our stockholders. As a result, if a market was to ever develop for our Common Stock, the market price of our Common Stock may be adversely affected. In addition, if we issue Preferred Stock in the future that has preference over our Common Stock with respect to the payment of dividends or upon our liquidation, dissolution or winding up, or if we issue Preferred Stock with voting rights that dilute the voting power of our Common Stock, the rights of holders of our Common Stock or the market price of our Common Stock could be adversely affected.

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

In addition to the “penny stock” rules described above, FINRA has adopted rules that are required in recommending an investment to a customer. A broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our Common Stock, which may have the effect of reducing the level of trading activity in our Common Stock. As a result, fewer broker-dealers may be willing to make a market in our Common Stock, reducing a stockholder’s ability to resell shares of our Common Stock.

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

If investors purchase shares of our Common Stock sold pursuant to the offering registered on Form S-1, they may not be able to resell the shares in a certain state unless and until the shares of our Common Stock are qualified for secondary trading under the applicable securities laws of such state or there is confirmation that an exemption, such as listing in certain recognized securities manuals, is available for secondary trading in such state. There can be no assurance that we will be successful in registering or qualifying our Common Stock for secondary trading or identifying an available exemption for secondary trading in our Common Stock in every state. If we fail to register or qualify, or to obtain or verify an exemption for the secondary trading of, our Common Stock in any particular state, the shares of Common Stock could not be offered or sold to, or purchased by, a resident of that state. In the event that a significant number of states refuse to permit secondary trading in our Common Stock, the market for the Common Stock will be limited, which could drive down the market price of our Common Stock and reduce the liquidity of the shares of our Common Stock and a stockholder’s ability to resell shares of our Common Stock at all or at current market prices, which could increase a stockholder’s risk of losing some or all of his investment.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

On September 8, 2016, our Registration Statement on Form S-1 (File No. 333-205358) was declared effective by the Securities and Exchange Commission (the “Registration Statement”). We registered 15,025,658 shares of common stock at an offering price of $2 per share, of which 14,500,000 are being offered by the Company in connection with its initial public offering and the remaining 525,658 shares are offered by Selling Stockholders named in the Registration Statement. As of the date of this report, no shares have been sold pursuant to the Registration Statement and there is no public trading market for our securities. At the date of this Report, we intend to solicit a FINRA-registered broker/dealer to have our securities listed on the OTC exchange that best fits our offering.

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

In 2017, our residential land development and homebuilding operations comprised the most substantial part of our business. Our 2017 land development effort resulted in $188,785 in revenues, as compared to no land development revenues during 2016. We also derived $37,500 in revenue from our construction management activities for managing single family home construction as compared to no construction management revenues during 2016.

Going forward, we anticipate (i) our land development activities to generate revenue from the development and sale of building lots upon completion of rezoning and/or land development; (ii) our engineering activities to generate revenue from sale of our proprietary building kits and licensing proprietary assembly methods and processes to our building partners and third parties; and (iii) our construction activities to generate revenues from the construction of building shells and rendering construction management services. We anticipate participating in all stages of the land development and construction works from project origination and purchase of land and building lots to the construction works management and then to the selling stage. We intend to select projects, go under contract for associated land or property, rezone it if necessary, and develop the architectural and engineering specifications suitable to the land or property specifics. When rezoning is granted, if applicable, we plan to consummate a purchase of land or property under the contract and begin our project either solely or with a project partner. When entering into projects, we intend to structure our compensation in form of construction management fees and a profit distribution and/or equity distribution in we own an equity part of the Project Entity.

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

Research and Development Expenses

Research and development expense primarily consists of prototyping and testing of prototypes of novel construction methods and instruments, and personnel related expenses (including stock-based compensation), intellectual property license costs, engineering design development costs, technology evaluation costs, depreciation expense and other expenses related to our research and development of novel construction methods. Research and development activities include the design of new construction elements, methods, systems and processes, refinement of existing elements, methods, systems and processes and product development, including obtaining the appropriate product approvals to ensure compliance with required architectural specifications and building codes. All research and development costs are expensed as incurred. We expect our research and development expenses to increase on an absolute basis as we continue to expand our involvements into developing novel construction elements, methods, systems and processes.

Interest Expense

Interest expense consists of interest expense related to our obligations under convertible debt and non-convertible debt.

●	Zimas $1 Million Note and Amended and Restated Zimas Note - On January 27, 2017, an extension to the loan with remaining principal amount of $600,000 was made extending the maturity date to June 30, 2017 and the note was combined with previously convertible note with principal amount of $400,000. The collateral for the combined loan were Class-A Preferred Membership Interests of our subsidiary, Seasons Creek Development LLC, with conversion rate $50,000 per unit. On June 30, 2017, the Company settled their $1,000,000 (one million) U.S. dollar loan with Zimas LLC for 20 Units of Class-A membership interests of Seasons Creek Development LLC in lieu of repaying the $1,000,000 cash principal amount of the loan. On June 30, 2017, the Company settled the principal portion of this $1,000,000 note payable by issuing 20 Units of Class-A membership interests of our 67% owned subsidiary Seasons Creek Development LLC in lieu of repaying the $1,000,000 principal amount of the loan. We recognized a gain on deconsolidation of subsidiary in the amount of $572,091 during the year ended December 31, 2017. As of December 31, 2017, the amount of accrued interest under combined loan was $146,790. During the year ended December 31, 2017, the Company did not make any payments for interest. The accrued interest under the combined loan is due on or before December 31, 2017. The Company is in default for non-payment of the interest.

Notes payable with related parties in aggregate amount of $934,500 consists of the following at December 31, 2017:

●	On February 22, 2016, the Company received $10,000 for note payable issued from an affiliated company. The note accrues interest at an annual rate of 5.0%, payable quarterly, and matures on December 31, 2017. As of December 31, 2017, and December 31, 2016, the amount of accrued interest was $377 and $126, respectively. During the year ended December 31, 2017 and 2016, the Company made payments for interest totaling $249 and $304, respectively. An extension to this loan was made on January 1, 2018 extending the maturity date to December 31, 2018 (see Note 7).

●	In February, March, April, May and June, 2016, the Company received an aggregate principal amount of $100,000 for notes payable issued from the Company’s founder. The notes accrue interest at an annual rate of 5.0%, payable quarterly, and mature on December 31, 2017. As of December 31, 2017, and December 31, 2016, the amount of accrued interest was $3,767 and $1,260, respectively. During the year ended December 31, 2017 and 2016, the Company made payments for interest totaling $2,493 and $2,191, respectively. An extension and amendment to these loans was made on January 1, 2018 extending the maturity date to December 31, 2018 and increasing the interest to annual rate of 12.0% payable quarterly (see Note 7).

●	On June 30, 2016, the Company received $50,000 for note payable issued from the Company’s founder. The note accrues interest at an annual rate of 8.0%, payable quarterly, and matures on December 31, 2017. As of December 31, 2017, and December 31, 2016, the amount of accrued interest was $3,013 and $1,008, respectively. During the year ended December 31, 2017 and 2016, the Company made payments for interest totaling $1,994 and $0, respectively. An extension and amendment to this loan was made on January 1, 2018 extending the maturity date to December 31, 2018 and increasing the interest to annual rate of 12.0% payable quarterly (see Note 7).

●	In July 2016, the Company received an aggregate principal amount of $75,000 for note payable issued from the Company’s founder. The notes accrue interest at an annual rate of 8.0%, payable quarterly, and mature on December 31, 2017. As of December 31, 2017, and December 31, 2016, the amount of accrued interest was $504 and $1,512, respectively. During the year ended December 31, 2017 and 2016, the Company made payments for interest totaling $3,994 and $0, respectively. $50,000 note was derecognized on our balance sheet as of June 30, 2017 due to deconsolidation of the subsidiary. An extension and amendment to the remaining loan was made on January 1, 2018 extending the maturity date to December 31, 2018 and increasing the interest to annual rate of 12.0% payable quarterly (see Note 7).

●	In August 2016, the Company received an aggregate principal amount of $52,000 for note payable issued from the Company’s founder. The note accrues interest at an annual rate of 12.5%, payable monthly, and matures on December 31, 2017. As of December 31, 2017, and December 31, 2016, the amount of accrued interest was $1,638 and $534, respectively. During the year ended December 31, 2017 and 2016, the Company made payments for interest totaling $5,152 and $0, respectively. An extension and amendment to these loans was made on January 1, 2018 extending the maturity date to December 31, 2018 and increasing the interest to annual rate of 12.0% payable quarterly (see Note 7).

●	In August 2016, the Company received a principal amount of $5,000 for note payable issued from an affiliated company. The note accrues interest at an annual rate of 12.5%, payable quarterly, and matures on December 31, 2017. As of December 31, 2017, and December 31, 2016, the amount of accrued interest was $0 and $158, respectively. During the year ended December 31, 2017 and 2016, the Company made payments for interest totaling $158 and $0, respectively. This note was derecognized on our balance sheet as of June 30, 2017 due to deconsolidation of the subsidiary (see Note 7).

●	In September 2016, the Company received an aggregate principal amount of $50,000 for notes payable issued from the Company’s founder. The notes accrue interest at an annual rate of 12.5%, payable quarterly, and mature on December 31, 2017. As of December 31, 2017, and December 31, 2016, the amount of accrued interest was $4,709 and $1,575, respectively. During the year ended December 31, 2017 and 2016, the Company made payments for interest totaling $3,116 and $0, respectively. An extension and amendment to these loans was made on January 1, 2018 extending the maturity date to December 31, 2018 and increasing the interest to annual rate of 12.0% payable quarterly (see Note 7).

●	In October 2016, the Company received a principal amount of $5,000 for note payable issued from the Company’s founder. The note accrues interest at an annual rate of 12.5%, payable quarterly, and matures on December 31, 2017. As of December 31, 2017, and December 31, 2016, the amount of accrued interest was $0 and $139, respectively. During the year ended December 31, 2017 and 2016, the Company made payments for interest totaling $139 and $0, respectively. This note was derecognized on our balance sheet as of June 30, 2017 due to deconsolidation of the subsidiary (see Note 7).

●	In November 2016, the Company received an aggregate principal amount of $20,000 for notes payable issued from an affiliated company. The notes accrue interest at an annual rate of 5.0%, payable quarterly, and mature on December 31, 2017. As of December 31, 2017, and December 31, 2016, the amount of accrued interest was $504 and $156, respectively. During the year ended December 31, 2017 and 2016, the Company made $424 and $0 payments, respectively. An extension and amendment to these loans was made on January 1, 2018 extending the maturity date to December 31, 2018 and increasing the interest to annual rate of 12.0% payable quarterly (see Note 7).

●	In November 2016, the Company received a principal amount of $5,000 for note payable issued from the Company’s founder. The note accrues interest at an annual rate of 12%, payable quarterly, and matures on December 31, 2017. As of December 31, 2017, and December 31, 2016, the amount of accrued interest was $151 and $64, respectively. During the year ended December 31, 2017 and 2016, the Company made payments for interest totaling $513 and $0, respectively. An extension to this loan was made on January 1, 2018 extending the maturity date to December 31, 2018 (see Note 7).

●	In November 2016, the Company received a principal amount of $5,000 for note payable issued from the Company’s founder. The note accrues interest at an annual rate of 12%, payable quarterly, and matures on December 31, 2017. As of December 31, 2017, and December 31, 2016, the amount of accrued interest was $452 and $61, respectively. During the year ended December 31, 2017 and 2016, the Company made payments for interest totaling $209 and $0, respectively. An extension to this loan was made on January 1, 2018 extending the maturity date to December 31, 2018 (see Note 7).

●	In December 2016, the Company received an aggregate principal amount of $55,000 for notes payable issued from an affiliated company. The notes accrue interest at an annual rate of 12.0%, payable quarterly, and mature on December 31, 2017. As of December 31, 2017, and December 31, 2016, the amount of accrued interest was $4,322 and $278, respectively. During the year ended December 31, 2017 and 2016, the Company made payments for interest totaling $2,505 and $0, respectively. An extension to these loans was made on January 1, 2018 extending the maturity date to December 31, 2018 (see Note 7).

●	In January, February, March, April, May, November and December 2017, the Company received an aggregate principal amount of $375,000 for notes payable issued from the Company’s founder. The notes accrue interest at an annual rate of 12%, payable quarterly, and mature on December 31, 2017. As of December 31, 2017, and December 31, 2016, the amount of accrued interest was $22,769 and $0, respectively. During the year ended December 31, 2017 and 2016, the Company made payments for interest totaling $2,382 and $0, respectively. An extension to these loans was made on January 1, 2018 extending the maturity date to December 31, 2018 (see Note 7).

●	In January, February, May and July 2017, the Company received an aggregate principal amount of $139,500 for notes payable issued from an affiliated company. The notes accrue interest at an annual rate of 12.0%, payable quarterly, and mature on December 31, 2017. As of December 31, 2017, and December 31, 2016, the amount of accrued interest was $10,365 and $0, respectively. During the year ended December 31, 2017 and 2016, the Company made payments for interest, $1,746 and $0, respectively. An extension to these loans was made on January 1, 2018 extending the maturity date to December 31, 2018 (see Note 7).

●	In April, May, June, July and August 2017, the Company received a principal amount of $28,000 for notes payable issued from the Company’s founder. The notes accrue interest at an annual rate of 12%, payable quarterly, and mature on December 31, 2017. As of December 31, 2017, and December 31, 2016, the amount of accrued interest was $847 and $0, respectively. During the year ended December 31, 2017 and 2016, the Company made payments for interest totaling $831 and $0, respectively. An extension to these loans was made on January 1, 2018 extending the maturity date to December 31, 2018 (see Note 7).

●	In May 2017, the Company received a principal amount of $20,000 for note payable issued from an affiliated company. The note accrues interest at an annual rate of 12.0%, payable quarterly, and matures on December 31, 2017. As of December 31, 2017, and December 31, 2016, the amount of accrued interest was $1,210 and $0, respectively. During the year ended December 31, 2017 and 2016, the Company made payments for interest, $289 and $0, respectively. An extension to this loan was made on January 1, 2018 extending the maturity date to December 31, 2018 (see Note 7).

●	In June 2017, the Company received discounted amount of $500,000 for note payable with principal amount of $585,000 issued from an affiliated company. As of December 31, 2017, and December 31, 2016, the amount of accrued interest was $0 and $0, respectively. During the year ended December 31, 2017 and 2016, the Company did not make any payments for interest, respectively. This note was derecognized on our balance sheet as of June 30, 2017 due to deconsolidation of the subsidiary.

Net Loss

As reflected in the accompanying consolidated financial statements, the Company had a net loss attributable to the Company of $234,257 and $1,307,618 for the years ended December 31, 2017 and 2016, respectively. The (83)% decrease in net operating loss was attributed mostly to our increase in revenue and our settlement of $1 million debt with Zimas LLC. On June 30, 2017, Helpful Alliance Company settled the principal portion of a $1,000,000 note payable to unaffiliated party by issuing 20 Units of Class-A membership interests of our 67% owned subsidiary Seasons Creek Development LLC (“SCD”) in lieu of repaying the $1,000,000 principal amount of the loan (the “Transaction”). This Transaction was a settlement of debt that also resulted in the deconsolidation of SCD and a recognition of gain of $572,091. Our increase in revenues and gain was partially offset by increased compensation expense as we hired more employees associated with an expansion of our land development and construction activities, including, but not limited to, performing major revisions for our plan of development for Seasons Creek project, searching for land to purchase for new projects, conducting gradually more feasibility studies for new projects, attempts to originate new projects for future customers, hiring new personnel, and other expenditures related to our core business as well as increase in interest expense due to increased weighted average interest rate as well as increased weighted average of amount of the debt. We expect our active engagement into land development activities to gradually increase our revenues as well as a gradual increase of our operating expenses as we focus our operation on purchase and development of land for construction.

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

The Company follows the provisions of FASB ASC 740-10 “Uncertainty in Income Taxes” (ASC 740-10). Certain recognition thresholds must be met before a tax position is recognized in the financial statements. An entity may only recognize or continue to recognize tax positions that meet a “more-likely-than-not” threshold. As of December 31, 2017 and December 31, 2016, the Company does not believe it has any uncertain tax positions that would require either recognition or disclosure in the accompanying financial statements.

RESULTS OF OPERATIONS

The following table sets forth consolidated statements of income data for the periods indicated:

	For the Year Ended
	December 31,
	2017	2016	Change
Revenue, including interest income	$235,213	$144,795	62%
Operating expenses:
Compensation	642,062	707,841	(9)
Professional Fees	207,922	146,886	42
Interest expense	118,017	120,879	(2)
Amortization of debt discount	-	434,182	*
Other selling, general and administrative	99,720	80,984	23
Total operating expenses	1,067,721	1,490,772	(28)
Loss from operations	(832,508)	(1,345,977)	(38)
Other income (loss)	598,251	(11,734)	(5,198)
Total other income (loss)	598,251	(11,734)	(5,198)
Net loss	(234,257)	(1,357,711)	(83)
Net loss - Attributable to non-controlling interest	-	(50,093)	*
Net loss - Attributable to the Company	$(234,257)	$(1,307,618)	(82)%
Net loss - Attributable to common stockholders	$(234,257)	$(1,307,618)	(82)%
Net loss per common share Basic and diluted	$(0.11)	$(0.62)	*
Weighted average Common Stock: Basic and diluted	2,100,000	2,100,000	*

* Percentage not meaningful.

Comparison of the Year Ended December 31, 2017 to the Year Ended December 31, 2016

As reflected in the accompanying consolidated financial statements, we ended the year ended December 31, 2017 with net loss of $234,257 or $(0.11) per basic and diluted share, as compared to net loss attributable to common stockholders of $1,307,618 or $(0.62) per basic and diluted share during the year ended December 31, 2016, which is a decrease in net loss of (82)%. The (82)% decrease in net operating loss was attributed mostly to our revenue from land development activities and our settlement of $1 million debt with Zimas LLC as well as (28)% decrease in operating expenses during the year ended December 31, 2017 as compared to the year ended December 31, 2016. On June 30, 2017, Helpful Alliance Company settled the principal portion of a $1,000,000 note payable to unaffiliated party by issuing 20 Units of Class-A membership interests of our 67% owned subsidiary Seasons Creek Development LLC (“SCD”) in lieu of repaying the $1,000,000 principal amount of the loan (the “Transaction”). This Transaction was a settlement of debt that also resulted in the deconsolidation of SCD and a recognition of gain of $572,091. On April 29, 2016, the Company issued a warrant in consideration of the extension of the maturity date of convertible note payable with principal amount of $1,000,000 to June 30, 2016, to purchase up to an aggregate of 625,000 shares of Common stock of the Corporation, at an exercise price of $1.60 per share of Common Stock, exercisable in full or in part at any time vesting from January 1, 2018 and expiring on December 31, 2028. The fair value of the warrant of $434,182 was treated as a debt discount on the note payable. The debt discount was amortized over the life of the note, which was due on June 30, 2016 and amortization of debt discount expense of $434,182 was recorded for the year ended December 31, 2016. This amortization of the debt discount was the major cause of the operating expenses being 28% higher during the year ended December 31, 2016 as compared to 2017. During the year ended December 31, 2017 our revenue and gain were offset by our compensation expense as well as professional fees associated with an expansion of our land development and construction activities, including, but not limited to, performing major revisions for our plan of development for Seasons Creek project, searching for land to purchase for new projects, conducting gradually more feasibility studies for new projects, attempts to originate new projects for future customers, hiring new personnel, and other expenditures related to our core business. We expect our active engagement into land development activities to gradually increase our revenues as well as a gradual increase of our operating expenses as we focus our operation on purchase and development of land for construction. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital, implement its business plan, and generate significant revenues.

Revenue

During the year ended December 31, 2017, we earned $235,213 in revenue from management of land development, pre-construction studies, project origination in connection with land search and sale of home models from related parties, which is an increase of 62% as compared to our revenues from financial activities for the year ended December 31, 2016 which produced total amount of $144,795 or $20,581 in interest income and $124,214 of proceeds from the foreclosure and sale of one note. From inception to date, a significant majority of our revenue has been derived from our mortgage financial activities, which we ceased in 2016 as we gradually engaged in increasingly more engineering, land development and construction activities. We anticipate that our revenue from land development activities will increase and it will constitute the majority of our revenue going forward.

Operating Expenses

Our total operating expenses for the year ended December 31, 2017 amounted to $1,067,721, which is a decrease of approximately (28)% from the total operating expenses of $1,490,772 for the year ended December 31, 2016.

Selling, general and administrative expenses

Selling, general and administrative expenses costs include officer compensation, salaries and benefits, stock-based compensation expense, construction management fees, consulting fees, legal expenses, intellectual property costs, accounting and auditing fees, investor relations costs, insurance, reporting costs and fees, amortization of debt discount and corporate overhead related costs. Total selling, general and administrative expenses for the year ended December 31, 2017 was $1,067,721 as compared to $1,490,772 for the same period of 2016. The decrease of approximately (28)% was primarily attributed to the amortization of debt discount expense in connection to issuance of warrant during the year ended December 31, 2016. This amortization of the debt discount resulted in the operating expenses being 28% higher during the year ended December 31, 2016 as compared to 2017. During the year ended December 31, 2017 as compared to the same period of 2016 we decreased our compensation expense by (9)% as we decreased the number of employees due to deconsolidation of two of our previously owned subsidiaries, we increased by 42% our professional fees mostly associated with an expansion of our land development and construction activities, including, but not limited to, performing major revisions for our plan of development for Seasons Creek project and 5210 W Shore Drive project, searching for land to purchase for new projects, conducting gradually more feasibility studies for new projects, attempts to originate new projects for future customers, and other expenditures related to our core business. As we continue to further develop our business, we anticipate that our selling, general and administrative expenses will increase in absolute dollars and decrease as a percentage of total revenues as we become profitable.

Interest Expenses

Interest expense is related to our obligations under our convertible debt and non-convertible debt and totaled to $118,017 and $120,879 for the years ended December 31, 2017 and 2016, respectively. This 2% decrease in year ended December 31, 2017 was due to decreased weighted average of total amount of debt securities as compared to the year ended December 31, 2016.

Other Income (Loss)

Other income consisted primarily of our gain on deconsolidation of the Seasons Creek subsidiary in amount of $572,091 and gain on sale of all rights for U.S. Patent Application 62/222,424 - Building block and interlocking construction method in amount of $20,000 to an affiliated company and yield of $6,160 from our deconsolidated subsidiary 5210 W Shore Drive LLC during the year ended December 31, 2017. Other (loss) consisted primarily of the impairment loss on our patent applications in amount of $11,850 which was partially offset by receipt of refunds in amount of $116 during the year ended December 31, 2016.

Net Loss

For the year ended December 31, 2017, our net loss was $234,257. For the year ended December 31, 2016, our net loss attributable to the company was $1,307,618. The (82)% decrease in net operating loss was attributed mostly to our revenue from land development activities and our settlement of $1 million debt with Zimas LLC as well as (28)% decrease in operating expenses during the year ended December 31, 2017 as compared to the year ended December 31, 2016. On June 30, 2017, Helpful Alliance Company settled the principal portion of a $1,000,000 note payable to unaffiliated party by issuing 20 Units of Class-A membership interests of our 67% owned subsidiary Seasons Creek Development LLC (“SCD”) in lieu of repaying the $1,000,000 principal amount of the loan (the “Transaction”). This Transaction was a settlement of debt that also resulted in the deconsolidation of SCD and a recognition of gain of $572,091. On April 29, 2016, the Company issued a warrant in consideration of the extension of the maturity date of convertible note payable with principal amount of $1,000,000 to June 30, 2016, to purchase up to an aggregate of 625,000 shares of Common stock of the Corporation, at an exercise price of $1.60 per share of Common Stock, exercisable in full or in part at any time vesting from January 1, 2018 and expiring on December 31, 2028. The fair value of the warrant of $434,182 was treated as a debt discount on the note payable. The debt discount was amortized over the life of the note, which was due on June 30, 2016 and amortization of debt discount expense of $434,182 was recorded for the year ended December 31, 2016. This amortization of the debt discount was the major cause of the operating expenses being 28% higher during the year ended December 31, 2016 as compared to 2017. During the year ended December 31, 2017 our revenue and gain were offset by our compensation expense as well as professional fees associated with an expansion of our land development and construction activities, including, but not limited to, performing major revisions for our plan of development for Seasons Creek project, searching for land to purchase for new projects, conducting gradually more feasibility studies for new projects, attempts to originate new projects for future customers, hiring new personnel, and other expenditures related to our core business. We expect our active engagement into land development activities to gradually increase our revenues as well as a gradual increase of our operating expenses as we focus our operation on purchase and development of land for construction. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital, implement its business plan, and generate significant revenues.

Net Loss -Attributable to non-controlling interest

For the year ended December 31, 2017, our net loss attributable to non-controlling interest was $0 as compared to $50,093 for the year ended December 31, 2016. On October 19, 2016, our subsidiary, Seasons Creek Development LLC issued 33% ownership structured in the form of 10 units of Class-B Preferred Share LLC Membership Interests bearing 14.0% annual yield and the right for Class-B Preferred Profit Share of 30%. Both, the Class-B Preferred Yield and the Class-B Preferred Profit Share are payable to Class-B LLC Member upon completion of the Seasons Creek project or as declared by our Board of Directors for $50,000 per unit or aggregate $500,000 for 10 units. In November 2016, as a result from this sale, upon receipt of funds in aggregate amount of $500,000 our ownership in Seasons Creek Development LLC was diluted from 100% to 67% and structured in form of 20 Units of Class-A Preferred Share LLC Membership Interests bearing 14.0% annual yield and Class-A Preferred Profit Share of 30%, both payable to us upon completion of the Seasons Creek project or as declared by our Board of Directors and 1 Unit Common Share LLC Membership Interests. Therefore, for the year ended December 31, 2016, 33% of our subsidiary’s net loss was attributable to the non-controlling interest. On June 30, 2017, the Company settled the principal portion of a $1,000,000 note payable to unaffiliated party by exchanging 20 Units of Class-A membership interests of our 67% owned subsidiary Seasons Creek Development LLC (“SCD”) in lieu of repaying the $1,000,000 principal amount of the loan (the “Transaction”). This Transaction was a settlement of debt that also resulted in the deconsolidation of SCD. As of December 31, 2017, the Company has no further ownership of Seasons Creek Development LLC. Therefore, for the year ended December 31, 2017 there was no net loss attributable to non-controlling interest.

Loss per share

We reported net loss attributable to Common Stockholders of $234,257, or $(0.11) per basic and diluted share, for the year ended December 31, 2017, compared to net loss of $1,307,618, or $(0.62) per basic and diluted share, for the year ended December 31, 2016. The increase from loss to income attributable to Common Stockholders per share, basic and diluted was caused by the decrease in net loss of approximately (82)%.

	Years Ended December 31,
	2017	2016
Net loss -Attributable to common stockholder	$(234.257)	$(1,307,618)
Weighted average number of common shares outstanding, basic and diluted	2,100,000	2,100,000
Net loss -Attributable to common stockholder per share, basic and diluted	$(0.11)	(0.62)

Liquidity & Capital Resources

We are consuming capital at the rate of approximately $1.2 million per year, mainly for operating expenses, excluding any purchase of land, property, or other assets and excluding any financing of any land development and construction activities. We anticipate financing this amount by obtaining new loans from our founders, Messrs. Temnikov and Gurin; and by obtaining new equity investments from private sale of securities by the Company. At December 31, 2017, we had $60 cash on hand and an accumulated deficit of $2,543,623. In order to finance our operating capital, our founders and majority stockholders are funding the Company’s operations by lending money to the Company under unsecured promissory notes. Other than the actual unsecured promissory notes purchased by our founders and major stockholders, there is no written agreement or arrangement pursuant to which the founders or a third party have agreed to purchase additional notes or otherwise fund our operations. From January 2016 to the date of this report , the Company received an aggregate amount of $1,159,500 for notes payable issued from our founders, directly and through the affiliated companies operated by the founders, which accrue non-compounding interest at annual rates ranging from 5% to 12.5% and mature on December 31, 2017. As of December 31, 2017, Gurin Group LLC, a limited liability company of which Mr. Sergey Gurin, the Company’s VP, Interim CFO and director, has voting and dispositive control, had loaned the Company an aggregate amount of $419,500 of which the Company on September 30,2016 repaid $200,000 by assignment of notes receivable due to the Company with aggregate principal amount of $200,000 in non-cash transaction and on June 30, 2017 $5,000 was derecognized on our balance sheet due to deconsolidation of our Seasons Creek subsidiary, Mr. Sergey Gurin has loaned $160,000, of which $50,000 was derecognized on our balance sheet due to deconsolidation of our Seasons Creek subsidiary, Dr. Temnikov the Company’s President, has loaned the Company an aggregate amount of $610,000, of which $5,000 was derecognized on our balance sheet due to deconsolidation of our Seasons Creek subsidiary, FVZ LLC has loaned the Company an amount of $10,000 and 5210 W Shore Drive LLC has loaned us $20,000. We rely on Messrs. Temnikov and Gurin to finance our operations until we create revenues sufficient to cover our immediate expenses and until we accumulate adequate receivables to eliminate our going concern consideration.

We believe that we will be able to fund our operations for the next twelve months with our current cash on hand in combination with capital we anticipate receiving from time to time in form of:

●	creating revenues and receivables at least in the amounts sufficient to cover our operating expenses; or

●	stockholder loans from our founders Dr. Temnikov and Mr. Gurin, for which no verbal or written binding agreement with any of our founders, executive officers or directors; or

●	obtaining investments through the completion of our initial public offering effectuated by the SEC on September 8, 2016; or

●	loans from AssetsTZ Holding LLC under the $20 million offering we currently have outstanding; or

●	a combination of the above stated funding methods.

If and when necessary, we may elect funding our future operations through the private sale of equity and/or debt securities in accordance with applicable federal and state laws.

We are planning to repay our debentures and accounts payable out of the net offering proceeds of consecutive offerings or out of the operating income.

Cash Flows

The following table presents a summary of net cash provided by (used in) our operating, investing and financing activities for the periods indicated:

	For the Years Ended December 31,
	2017 (Consolidated)	2016 (Consolidated)
Net cash provided by (used in)
Operating activities	$(797,244)	$(458,070)
Investing activities	(720,548)	(3,505)
Financing activities	1,115,443	649,200
Net (decrease) increase in cash and cash equivalents	$(402,349)	$187,625

Operating Activities. Operating activities used net cash of $797,244 and $458,070 during the years ended December 31, 2017 and 2016, respectively. The change in net operating cash flows primarily reflected cash used for reconciliation of gain on deconsolidation of subsidiary in amount of $572,091 and cash used for compensation and professional fees which was partially offset by receipt customer deposit of $37,920 during the year ended December 31, 2017 and cash used for compensation, professional fees and interest paid on the debt obligations as well as costs for land development in amount of $110,692, and amortization of debt discount expense of $434,182, which were partially offset by receipt of two notes receivable with principal amount of $81,000 and $330,000 or aggregate amount of $411,000 during the year ended December 31, 2016.

Investing Activities. Investing activities used $720,548 and $3,505 during the year ended December 31, 2017 and 2016, respectively. On June 30, 2017, Helpful Alliance Company settled the principal portion of a $1,000,000 note payable by issuing 20 Units of Class-A membership interests of our 67% owned subsidiary Seasons Creek Development LLC (“SCD”) in lieu of repaying the $1,000,000 principal amount of the loan (the “Transaction”). This Transaction is a settlement of debt that also caused the deconsolidation of SCD, which resulted in cash disposed of in deconsolidation of $742,251 during the year ended December 31, 2017. The cash disposed of in deconsolidation was partially offset by receipt of $1,703 from sale of equipment to affiliated company and $20,000 from sale of 1 Unit of Common Membership interests of Seasons Creek Development during the year ended December 31, 2017. Investing activities used cash for payment of $3,505 for attorney and filing fees for our patent application during the year ended December 31, 2016.

Financing Activities. Financing activities provided net cash of $1,115,443 and $649,200 during the year ended December 31, 2017 and 2016, respectively. Financial activities used cash in amount of $174 to recover our cash overdraft, and provided cash by receipt of notes payable from related party in aggregate amount of $1,062,500, of which $375,000 is from the Company’s founder, Dr. Temnikov, an amount of $139,500 from an affiliated Company, Gurin Group LLC, $28,000 from the Company’s founder, Mr. Gurin and $20,000 from an affiliated company, 5210 W Shore Drive LLC as well as cash received for note payable in amount of $500,000 received from an affiliated company and cash invested by affiliated investors in amount of $51,100 into 5210 W Shore LLC, which was prior to June 26, 2017 a 68.3% subsidiary of Seasons Creek Development, which was prior to June 30, 2017 our 67% subsidiary during year ended December 31, 2017. Financing activities provided the cash by receipt of $632,000 for notes payable from related parties, of which $210,000 was from the Company’s founder, Dr. Temnikov, $132,000 from the Company’s founder, Mr. Gurin, $10,000 from affiliated company, FVZ LLC, and $280,000 from affiliated company, Gurin Group LLC, of which $200,000 was repaid to Gurin Group LLC by the Company by assignment of notes receivable due to the Company with aggregate principal amount of $200,000 in non-cash transaction as well as they provided $18,000 by receipt of a note in amount of $18,000 from unrelated party, and $500,000 from investment to our subsidiary, Seasons Creek Development LLC, for 33% ownership structured in the form of 10 units of Class-B Preferred Share LLC Membership Interests, all of which was partially offset by repayment of $400,000 for note payable with original principal amount of $1,000,000 which was due by June 30, 2016, repayment of $18,000 note and repurchase of Series-X common stock in amount of $90,000 during the year ended December 31, 2016.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The disclosure under this item is not required to be reported by smaller reporting companies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

HELPFUL ALLIANCE COMPANY

INDEX TO FINANCIAL STATEMENTS

December 31, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of:

Helpful Alliance Company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Helpful Alliance Company and Subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for each of the two years in the period ended December 31, 2017, and the related notes. In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for the years ended December 31, 2017 and 2016, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has a net loss of $234,257, a working capital deficit pf $1,323,656 and an accumulated deficit of $2,543,623. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal controls over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ Liggett & Webb, P.A.

LIGGETT & WEBB, P.A.

Certified Public Accountants

We have served as the Company’s auditor since 2015

Boynton Beach, Florida

March 28, 2018

HELPFUL ALLIANCE COMPANY

CONSOLIDATED BALANCE SHEETS

	December 31, 2017	December 31, 2016
ASSETS
CURRENT ASSETS:
Cash	$60	$402,409
Accounts receivable - related party	8,928	-
Prepaid expenses and other current assets	1,956	2,650
Total Current Assets	10,944	405,059
OTHER ASSETS:
Equipment, net	-	1,843
Land held for development	-	320,128
Security deposit on lease	2,602	2,602
Due from affiliate	69,458	-
Home model	6,126	1,900
Total Other Assets	78,186	326,743
TOTAL ASSETS	$89,130	$731,532
LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	$90,757	$80,232
Accrued expenses	57,979	73,664
Accrued interest payable	201,418	109,595
Customer deposit liability – related party	41,920	4,000
Due to affiliate	1,000	-
Cash overdraft	7,026	7,200
Note payable	-	600,000
Notes payable, related party	934,500	432,000
Convertible note payable	-	400,000
Total Current Liabilities	1,334,600	1,706,691
TOTAL LIABILITIES	1,334,600	1,706,691
COMMITMENTS AND CONTINGENCIES (NOTE 15)
STOCKHOLDERS’ DEFICIT:
Preferred stock ($0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding)	-	-
Common stock - series X, ($0.001 par value; 40,000,000 shares authorized; 6,606,250 and 6,606,250 shares issued and outstanding at December 31, 2017 and December 31, 2016, respectively)	6,606	6,606
Common stock, ($0.001 par value; 200,000,000 shares authorized; 2,100,000 and 2,100,000 shares issued and outstanding at December 31, 2017 and December 31, 2016, respectively)	2,100	2,100
Additional paid-in capital	1,289,447	1,285,594
Accumulated deficit	(2,543,623)	(2,309,366)
TOTAL Helpful Alliance Company STOCKHOLDERS’ DEFICIT	(1,245,470)	(1,015,066)
Non-controlling interest	-	39,907
TOTAL STOCKHOLDERS’ DEFICIT	(1,245,470)	(975,159)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$89,130	$731,532

The accompanying notes are an integral part of these financial statements.

HELPFUL ALLIANCE COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended
	December 31,
	2017	2016
REVENUES
Revenue	$-	$144,795
Revenue, related party	235,213	-
TOTAL REVENUE	235,213	144,795
OPERATING EXPENSES
Compensation	642,062	707,841
Professional fees	207,922	146,886
Interest expense	118,017	120,879
Amortization of debt discount	-	434,182
Other selling, general and administrative	99,720	80,984
TOTAL OPERATING EXPENSES	1,067,721	1,490,772
LOSS FROM OPERATIONS	(832,508)	(1,345,977)
OTHER INCOME (LOSS)
Gain on debt settlement	572,091	-
Other income	26,160	116
Impairment loss on patent	-	(11,850)
TOTAL OTHER INCOME (LOSS)	598,251	(11,734)
NET LOSS	(234,257)	(1,357,711)
NET LOSS - ATTRIBUTABLE TO NON-CONTROLLING INTEREST	-	(50,093)
NET LOSS - ATTRIBUTABLE TO THE COMPANY	$(234,257)	$(1,307,618)
NET LOSS PER COMMON SHARE
Basic and diluted	$(0.11)	$(0.62)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic and diluted	2,100,000	2,100,000

The accompanying notes are an integral part of these financial statements.

HELPFUL ALLIANCE COMPANY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the Years Ended December 31, 2017 and 2016

	Preferred Stock		Common Stock – Series X		Common Stock
	Number of		Number of		Number of		Additional Paid-in	Accumulated	Non- Controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Deficit
Balance at December 31, 2015	-	$-	8,206,250	$8,206	2,100,000	$2,100	$528,151	$(1,001,748)	$-	$(463,291)
Stock option expense	-	-	-	-	-	-	1,661	-	-	1,661
Debt discount on warrant issued for extension of note payable	-	-	-	-	-	-	434,182	-	-	434,182
Series-X common stock repurchased and retired	-	-	(1,600,000)	(1,600)	-	-	(88,400)	-	-	(90,000)
Sale of Non-controlling interest in Seasons Creek Development	-	-	-	-	-	-	410,000	-	90,000	500,000
Net loss	-	-	-	-	-	-	-	(1,307,618)	(50,093)	(1,357,711)
Balance at December 31, 2016	-	-	6,606,250	6,606	2,100,000	2,100	1,285,594	(2,309,366)	39,907	(975,159)
Stock option expense	-	-	-	-	-	-	1,846	-	-	1,846
Capital contribution – related party	-	-	-	-	-	-	2,007	-	-	2,007
Elimination of non-controlling interest in deconsolidated subsidiary	-	-	-	-	-	-		-	(39,907)	(39,907)
Net loss	-	-	-	-	-	-	-	(234,257)	-	(234,257)
Balance at December 31, 2017	-	$-	6,606,250	$6,606	2,100,000	$2,100	$1,289,447	$(2,543,624)	$-	$(1,245,470)

The accompanying notes are an integral part of these financial statements.

HELPFUL ALLIANCE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
	December 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(234,257)	$(1,357,711)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	140	280
Stock option compensation	1,846	1,661
Gain on debt settlement	(572,091)	-
Amortization of debt discount	-	434,182
Impairment loss on patent	-	11,850
Loss on investment – equity method	2,427	-
Gain on sale of Common membership interest of Seasons Creek	(2,427)	-
Changes in operating assets and liabilities:
Accounts receivable – related party	(8,928)	-
Note interest receivable	-	62,952
Notes receivable	-	411,000
Due from affiliate	(69,458)	507
Prepaid expenses and other current assets	(26,518)	(1,368)
Accounts payable	22,089	30,273
Accrued expenses	(15,685)	57,845
Accrued interest payable	93,118	(2,849)
Due to affiliate	1,000	-
Land development cost	(26,420)	(110,692)
Customer deposit liability – related party	37,920	4,000
Net cash used in operating activities	(797,244)	(458,070)
CASH FLOWS FROM INVESTING ACTIVITIES
Patent cost	-	(3,505)
Sale of trailer	1,703	-
Sale of 1 Common unit of Seasons Creek	20,000	-
Cash disposed of in deconsolidation	(742,251)	-
Net cash used in investing activities	(720,548)	(3,505)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable – related party	1,062,500	632,000
Proceeds from note payable	-	18,000
Repayment of note payable	-	(418,000)
Capital contribution – related party	2,007	-
Non-controlling interest	51,110	-
Cash overdraft	(174)	7,200
Repurchase of Series-X common stock	-	(90,000)
Proceeds from sale of non-controlling interest in Seasons Creek	-	500,000
Net cash provided by financing activities	1,115,443	649,200
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(402,349)	187,625
CASH - BEGINNING OF PERIOD	402,409	214,784
CASH - END OF PERIOD	$60	$402,409
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$26,194	$123,727
Income taxes	$-	$-
NON-CASH INVESTING AND FINANCING ACTIVITIES
Settlement of debt for membership interests in deconsolidated subsidiary	$1,000,000	$-
Debt discount on note payable	$-	$434,182
Sale of notes receivable in satisfaction of notes payable	$-	$200,000

The accompanying notes are an integral part of these financial statements.

HELPFUL ALLIANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017 and 2016

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

As reflected in the accompanying consolidated financial statements, the Company had a net loss attributable to the Company of $234,257 and $1,307,618 for the years ended December 31, 2017 and 2016, respectively, an accumulated deficit of $2,543,623 and working capital deficit of $1,323,656 at December 31, 2017. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital, implement its business plan, and generate significant revenues. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Principles of consolidation

The accompanying consolidated financial statements include the accounts of Helpful Alliance Company Inc., its wholly-owned subsidiaries, River City Park LLC, Washington Woods LLC, Alliance Business Park LLC, and Alliance Building Kits LLC (from inception on May 31, 2017) and have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). All intercompany transactions and balances have been eliminated.

Deconsolidation of subsidiary

On June 30, 2017, Helpful Alliance Company settled the principal portion of a $1,000,000 note payable to an unaffiliated party by exchanging 20 Units of Class-A membership interests of our 67% owned subsidiary Seasons Creek Development LLC (“SCD”) in lieu of repaying the $1,000,000 principal amount of the loan (the “Transaction”). This Transaction is a settlement of debt that also results in the deconsolidation of SCD. Prior to the transaction, the Company’s direct ownership of SCD was 20 Units of Class-A membership interests (“Disposed Equity”) and 1 Unit of Common membership interest. After the transaction, the Company’s direct ownership of SCD is 1 Unit of Common membership interest (“Retained Equity”). Furthermore, on June 26, 5210 W Shore Drive LLC, redeemed the 1,100 Class A Preferred LLC Membership Interests with 14.0% Class A Preferred annual yield from Seasons Creek Development LLC for $116,160. We recognized the amount of $6,160 representing the 14% annual yield as other income, on a consolidated basis with Seasons Creek Development LLC. Prior to June 26, 2017, Seasons Creek Development LLC owned 68.3% of the outstanding equity securities of 5210 W Shore Drive LLC. The remaining 31.7% were owned by affiliated non-controlling investors who prior to redemption invested an aggregate amount of $51,110 for their share of the subsidiary. 5210 WSD was consolidated with SCD from inception on January 2017 to June 26, 2017 when SCD sold all of its membership interests in 5210 WSD and subsequently deconsolidated 5210 WSD. Where a company sells its controlling interest in a subsidiary it is a requirement that any profit or loss generated by the subsidiary is to be recorded in the consolidated financial statements for the period during which the Company had control of the subsidiary. We have included the income and expenses of SCD in the consolidated financial statements until June 30, 2017 when the Company ceased to control of the subsidiary and the income and expenses of 5210 W Shore Drive LLC from January 2017 until June 26, 2017 when SCD sold all of its interest in 5210 WSD. Accordingly, the Company derecognized related assets, liabilities and noncontrolling interests of SCD and 5210 WSD.

HELPFUL ALLIANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017 and 2016

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the economic environment, which management believes to be reasonable under the circumstances. Management adjusts such estimates and assumptions when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ from those estimates. Significant estimates during the years ended December 31, 2017 and 2016 include valuation of warrant, valuation of land held for development, allowance for doubtful accounts and valuation of deferred taxes.

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

The carrying amounts reported in the balance sheets for cash, current notes receivable, accounts payable and accrued expenses, accrued interest payable and due to officer approximate their fair market value based on the short-term maturity of these instruments. Furthermore, non-current notes receivable amounts approximate their fair value since they carry market rates of interest. The Company did not have any non-financial assets or liabilities that are measured at fair value on a recurring basis as of December 31, 2017 and 2016.

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

HELPFUL ALLIANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017 and 2016

Cash and cash equivalents

Cash and cash equivalents consist of cash and short-term highly liquid investments purchased with original maturities of three months or less. There were no cash equivalents at December 31, 2017 and December 31, 2016.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are presented net of an allowance for doubtful accounts. The Company maintains allowances for doubtful accounts for estimated losses. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, a customer’s historical payment history, its current credit-worthiness and current economic trends. Accounts are written off after exhaustive efforts at collection.

Management believes that the accounts receivable are fully collectable. Therefore, no allowance for doubtful accounts is deemed to be required on its accounts receivable at December 31, 2017.

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

HELPFUL ALLIANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017 and 2016

Land held for development

Land is carried at cost. The cost of development, construction activities and improvements are capitalized. The Company acquired two lands held for future development in State of Virginia, one in December 2015 at historical cost of $211,336, and in January 2017 the Company acquired a second land at a historical cost of $110,111, both of which represent the purchase price. During the year ended December 31, 2017 and during the year ended December 31, 2016 the Company incurred costs attributable to the development activities in amount of $0 and $110,692, respectively, which were capitalized. On June 30, 2017, the Company deconsolidated the entities that owned the lands held for development (See Note 2, Deconsolidation of subsidiary).

Patent costs

Patents are stated at cost and are being amortized on a straight-line basis over the estimated future periods to be benefited. Patents are recorded at the historical cost basis. The Company acquired a patent from an affiliated company in March 2015 valued at the historical cost basis, or $8,145, which represented the legal fees for filing the patent applications. During the years ended December 31, 2016 the Company incurred $3,505 in legal fees for patent application acquired in March 2015, and these costs were capitalized. In December 2016, the patent application was rejected and impairment loss on patent was recorded by the Company in amount of $11,850. The Company will begin amortizing the patent costs when the patent applications are approved, and therefore did not recognize any amortization expense for the years ended December 31, 2017 and 2016.

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

HELPFUL ALLIANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017 and 2016

Stock-based compensation

Stock-based compensation is accounted for based on the requirements of the Share-Based Payment Topic of ASC 718 which requires recognition in the financial statements of the cost of employee and director services received in exchange for an award of equity instruments over the period the employee or director is required to perform the services in exchange for the award (presumptively, the vesting period). The ASC also requires measurement of the cost of employee and director services received in exchange for an award based on the grant-date fair value of the award. Stock-based compensation is included in Compensation expense and totaled $1,846 and $1,661 for the years ended December 31, 2017 and 2016, respectively.

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

Revenue recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, or services have been rendered, the purchase price is fixed or determinable and collectability is reasonably assured. The Company’s specific revenue recognition policies are as follows:

Interest Income: Revenue is earned on the interest-bearing notes based on the effective yield of the financial instrument. In the year ended December 31, 2017 and 2016, the Company had $0 and $20,581 revenues, respectively, generated from interest income. The Company records income from the settlement and sale of collateral from notes held into revenue when the note or collateral is sold and the cash proceeds are received. During the year ended December 31, 2016, the Company recognized $124,214 of proceeds from the foreclosure and sale of one note.

Land Development Income: Revenue is earned from our land development activities, when services are rendered. We search for, find, and purchase land suitable for construction of intended properties, and manage land development works, including but not limited to creating plans of development, obtaining permits, conducting earthwork, site clearing, installation of utility lines, road creation, and other works necessary to result in the recordation of individual lots ready for commencement of real estate property construction. Most of these works are outsourced to independent contractors, whereas we manage the contractors’ performance based on our plans of development and project guidelines. We also conduct due diligence for potential project analysis, including, but not limited to, project feasibility studies using our engineering, architectural, and administrative resources; market research using a network of local real estate agents; and calculations of expected financial performance for each project type, size, timeline, budgets and profits. In the year ended December 31, 2017 and 2016, the Company had $188,785 from affiliated companies and $0 revenues, respectively, generated by land development activities.

Construction: Revenues from the management of the construction, remodeling and sale of residential properties are recognized upon the sale of the properties. Most of these works are outsourced to independent contractors, whereas we manage the contractors’ performance based on our plans of development and project guidelines. In the year ended December 31, 2017 and 2016, the had $37,500 from affiliated companies and $0 revenues, respectively, generated by construction activities.

Business Development: Revenues from business development include the sales of home models and sales of home kits. These revenues are recognized when the home models are delivered to the customer and the sales of home kits are closed and home kits are delivered to the customer. In the year ended December 31, 2017 and 2016, the Company had $8,928 and no revenues, respectively generated by the sale of home models to an affiliated company.

Engineering consulting: Revenues from sales of engineering consulting services are earned when services are provided. In the year ended December 31, 2017 and 2016 the Company had no revenues generated by engineering consulting.

Segments

The Company follows the guidance of ASC 280-10 for “Disclosures about Segments of an Enterprise and Related Information.” During the years ended December 31, 2017 and 2016, the Company only operated in one segment.

HELPFUL ALLIANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017 and 2016

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

The Company follows the provisions of FASB ASC 740-10 “Uncertainty in Income Taxes” (ASC 740-10). Certain recognition thresholds must be met before a tax position is recognized in the financial statements. An entity may only recognize or continue to recognize tax positions that meet a “more-likely-than-not” threshold. As of December 31, 2017 and December 31, 2016, the Company does not believe it has any uncertain tax positions that would require either recognition or disclosure in the accompanying financial statements.

Advertising and promotion

Advertising and promotion is expensed as incurred and is included in other selling, general and administrative expense and totaled $10,154 and $25,649 for the year ended December 31, 2017 and 2016, respectively.

Research and development

Expenditures for research and product development costs are expensed as incurred and are included in other selling, general and administrative expense and totaled $1,222 and $2,262 for the year ended December 31, 2017 and 2016, respectively.

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

Net loss per share for each class of common stock is as follows:

	Year Ended December 31, 2017	Year Ended December 31, 2016

Net loss per common shares outstanding:
Basic Common stock	$(0.11)	$(0.62)
Weighted average shares outstanding:
Basic Common stock	2,100,000	2,100,000
Total weighted average shares outstanding	2,100,000	2,100,000

HELPFUL ALLIANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017 and 2016

The Company’s aggregate common stock equivalents at December 31, 2017 and December 31, 2016 included the following:

	December 31, 2017	December 31, 2016
Convertible notes	-	250,000
Warrants for common stock	2,000,000	2,625,000
Series X - common stock	6,606,250	6,606,250
Restricted stock options	1,432,000	1,432,000
Total	10,038,250	10,913,250

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

December 31, 2017 and 2016

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

NOTE 3 – EQUIPMENT

Equipment consists of the following:

	Estimated Useful
	Lives in Years	December 31, 2017	December 31, 2016
Trailer	10	$-	$2,800
Less total accumulated depreciation		-	(957)
Machinery and equipment, net		$-	$1,843

Depreciation expense for the year ended December 31, 2017 and 2016 amounted to $140 and $280, respectively. In July 2017 the Company sold its equipment with book value of $1,703 for $3,710 to related party and recognized gain on disposal of equipment of $2,007 during the year ended December 31, 2017. The Company treated the gain of $2,007 as capital contribution into additional paid in capital.

NOTE 4 – INVESTMENTS IN UNCONSOLIDATED INVESTEES

On June 30, 2017, the Company settled the principal portion of a $1,000,000 note payable to unaffiliated party by exchanging 20 Units of Class-A membership interests of our 67% owned subsidiary Seasons Creek Development LLC (“SCD”) in lieu of repaying the $1,000,000 principal amount of the loan (the “Transaction”). We recognized a gain on deconsolidation of subsidiary in the amount of $572,091 during the year ended December 31, 2017. This Transaction was a settlement of debt that also results in the deconsolidation of SCD. Prior to the transaction, the Company’s direct ownership of SCD was 20 Units of Class-A membership interests (“Disposed Equity”) and 1 Unit of Common membership interest. After the transaction, the Company’s direct ownership of SCD is 1 Unit of Common membership interest (“Retained Equity”). The Company had maintained a 3% voting interest (Common Class Member) in SCD. The Company accounted for its Seasons Creek Development LLC retained equity interest under applicable equity method according to US GAAP. The fair value of the retained equity interest was $17,573 at June 30, 2017 and the Company recognized a loss on investment of $(2,427) for the three and six months ended June 30, 2017. On August 8, 2017, the Company sold its 1 Common Unit of Seasons Creek Development LLC membership interests for $20,000 and recognized a gain on sale of investment of $2,427. As of December 31, 2017, the Company has no further ownership of Seasons Creek Development LLC.

HELPFUL ALLIANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017 and 2016

NOTE 5 – CONVERTIBLE NOTES PAYABLE

Convertible debt consists of the following at December 31, 2017 and December 31, 2016:

	December 31, 2017	December 31, 2016

Convertible note in the principal amount of $400,000 was issued in June 2014. The note accrued interest at an annual rate of 8.0%, payable annually, with maturity in June 2017. This note was convertible into common stock at a conversion rate of $1.60 per share. Termination could occur prior to the maturity date for any reason with an early withdrawal notice one hundred days prior to the withdrawal date. If an early withdrawal does occur the principal loan amount shall be discounted by twenty percent. As of December 31, 2016, the amount of accrued interest was $32,533. On January 27, 2017, an amendment to this loan was made increasing the annual rate from 8.0% to 10.0% payable quarterly and this loan was combined with non-convertible note with principal amount of $600,000. The collateral for the non-convertible combined loan with principal amount of $1 million were Class-A Preferred Membership Interests of our subsidiary, Seasons Creek Development LLC, with conversion rate $50,000 per unit and the loan was no longer convertible into shares of Common Stock of the Company (See note 6). During the year ended December 31, 2017 and 2016, the Company made payments for interest totaling $0 and $32,444, respectively.	$-	$400,000
Total	-	400,000
Less Current Portion	-	(400,000)
Convertible notes payable, long term	$-	$-

HELPFUL ALLIANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017 and 2016

NOTE 6 – NOTES PAYABLE

Non-convertible debt consists of the following at December 31, 2017, and December 31, 2016:

	December 31, 2017	December 31, 2016
Convertible note in the principal amount of $1,000,000 was issued in March 2013. On May 16, 2016, the Company repaid $400,000 and issued a restated and amended note for the remaining amount due of $600,000 as a non-convertible note. The note accrued interest at an annual rate of 10.0%, payable quarterly, and matured on June 30, 2016. As of December 31, 2016, the amount of accrued interest was $70,192 and the note was in default for non-payment of principal and interest. On January 27, 2017, an extension to this loan was made extending the maturity date to June 30, 2017 and the note was combined with previously convertible note with principal amount of $400,000 (See note 5). The collateral for the combined loan were Class-A Preferred Membership Interests of our subsidiary, Seasons Creek Development LLC, with conversion rate $50,000 per unit. On June 30, 2017, the Company settled the principal portion of this $1,000,000 note payable by issuing 20 Units of Class-A membership interests of our 67% owned subsidiary Seasons Creek Development LLC in lieu of repaying the $1,000,000 principal amount of the loan (see Note 4). We recognized a gain on deconsolidation of subsidiary in the amount of $572,091 during the year ended December 31, 2017. As of December 31, 2017, the amount of accrued interest under combined loan was $146,790. During the year ended December 31, 2017, the Company did not make any payments for interest. The accrued interest under the combined loan is due on or before December 31, 2017. The Company is in default for non-payment of the interest.	-	600,000
Total	-	600,000
Less Current Portion	-	(600,000)
Convertible notes payable, long term	$-	$-

NOTE 7 – NOTES PAYABLE - RELATED PARTIES

Notes payable with related parties consists of the following at December 31, 2017 and December 31, 2016:

	December 31, 2017	December 31, 2016
On February 22, 2016, the Company received $10,000 for note payable issued from an affiliated company. The note accrues interest at an annual rate of 5.0%, payable quarterly, and matures on December 31, 2017. As of December 31, 2017, and December 31, 2016, the amount of accrued interest was $377 and $126, respectively. During the year ended December 31, 2017 and 2016, the Company made payments for interest totaling $249 and $304, respectively. An extension to this loan was made on January 1, 2018 extending the maturity date to December 31, 2018.	$10,000	$10,000

In February, March, April, May and June, 2016, the Company received an aggregate principal amount of $100,000 for notes payable issued from the Company’s founder. The notes accrue interest at an annual rate of 5.0%, payable quarterly, and mature on December 31, 2017. As of December 31, 2017, and December 31, 2016, the amount of accrued interest was $3,767 and $1,260, respectively. During the year ended December 31, 2017 and 2016, the Company made payments for interest totaling $2,493 and $2,191, respectively. An extension and amendment to these loans was made on January 1, 2018 extending the maturity date to December 31, 2018 and increasing the interest to annual rate of 12.0% payable quarterly.	100,000	100,000

HELPFUL ALLIANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017 and 2016

On June 30, 2016, the Company received $50,000 for note payable issued from the Company’s founder. The note accrues interest at an annual rate of 8.0%, payable quarterly, and matures on December 31, 2017. As of December 31, 2017, and December 31, 2016, the amount of accrued interest was $3,013 and $1,008, respectively. During the year ended December 31, 2017 and 2016, the Company made payments for interest totaling $1,994 and $0, respectively. An extension and amendment to this loan was made on January 1, 2018 extending the maturity date to December 31, 2018 and increasing the interest to annual rate of 12.0% payable quarterly.	50,000	50,000

In July 2016, the Company received an aggregate principal amount of $75,000 for note payable issued from the Company’s founder. The notes accrue interest at an annual rate of 8.0%, payable quarterly, and mature on December 31, 2017. As of December 31, 2017, and December 31, 2016, the amount of accrued interest was $504 and $1,512, respectively. During the year ended December 31, 2017 and 2016, the Company made payments for interest totaling $3,994 and $0, respectively. $50,000 note was derecognized on our balance sheet as of June 30, 2017 due to deconsolidation of the subsidiary. An extension and amendment to the remaining loan was made on January 1, 2018 extending the maturity date to December 31, 2018 and increasing the interest to annual rate of 12.0% payable quarterly.	25,000	75,000

In August 2016, the Company received an aggregate principal amount of $52,000 for note payable issued from the Company’s founder. The note accrues interest at an annual rate of 12.5%, payable monthly, and matures on December 31, 2017. As of December 31, 2017, and December 31, 2016, the amount of accrued interest was $1,638 and $534, respectively. During the year ended December 31, 2017 and 2016, the Company made payments for interest totaling $5,152 and $0, respectively. An extension and amendment to these loans was made on January 1, 2018 extending the maturity date to December 31, 2018 and increasing the interest to annual rate of 12.0% payable quarterly.	52,000	52,000

In August 2016, the Company received a principal amount of $5,000 for note payable issued from an affiliated company. The note accrues interest at an annual rate of 12.5%, payable quarterly, and matures on December 31, 2017. As of December 31, 2017, and December 31, 2016, the amount of accrued interest was $0 and $158, respectively. During the year ended December 31, 2017 and 2016, the Company made payments for interest totaling $158 and $0, respectively. This note was derecognized on our balance sheet as of June 30, 2017 due to deconsolidation of the subsidiary.	-	5,000

In September 2016, the Company received an aggregate principal amount of $50,000 for notes payable issued from the Company’s founder. The notes accrue interest at an annual rate of 12.5%, payable quarterly, and mature on December 31, 2017. As of December 31, 2017, and December 31, 2016, the amount of accrued interest was $4,709 and $1,575, respectively. During the year ended December 31, 2017 and 2016, the Company made payments for interest totaling $3,116 and $0, respectively. An extension and amendment to these loans was made on January 1, 2018 extending the maturity date to December 31, 2018 and increasing the interest to annual rate of 12.0% payable quarterly.	50,000	50,000

In October 2016, the Company received a principal amount of $5,000 for note payable issued from the Company’s founder. The note accrues interest at an annual rate of 12.5%, payable quarterly, and matures on December 31, 2017. As of December 31, 2017, and December 31, 2016, the amount of accrued interest was $0 and $139, respectively. During the year ended December 31, 2017 and 2016, the Company made payments for interest totaling $139 and $0, respectively. This note was derecognized on our balance sheet as of June 30, 2017 due to deconsolidation of the subsidiary.	-	5,000

HELPFUL ALLIANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017 and 2016

In November 2016, the Company received an aggregate principal amount of $20,000 for notes payable issued from an affiliated company. The notes accrue interest at an annual rate of 5.0%, payable quarterly, and mature on December 31, 2017. As of December 31, 2017, and December 31, 2016, the amount of accrued interest was $504 and $156, respectively. During the year ended December 31, 2017 and 2016, the Company made $424 and $0 payments, respectively. An extension and amendment to these loans was made on January 1, 2018 extending the maturity date to December 31, 2018 and increasing the interest to annual rate of 12.0% payable quarterly.	20,000	20,000

In November 2016, the Company received a principal amount of $5,000 for note payable issued from the Company’s founder. The note accrues interest at an annual rate of 12%, payable quarterly, and matures on December 31, 2017. As of December 31, 2017, and December 31, 2016, the amount of accrued interest was $151 and $64, respectively. During the year ended December 31, 2017 and 2016, the Company made payments for interest totaling $513 and $0, respectively. An extension to this loan was made on January 1, 2018 extending the maturity date to December 31, 2018.	5,000	5,000

In November 2016, the Company received a principal amount of $5,000 for note payable issued from the Company’s founder. The note accrues interest at an annual rate of 12%, payable quarterly, and matures on December 31, 2017. As of December 31, 2017, and December 31, 2016, the amount of accrued interest was $452 and $61, respectively. During the year ended December 31, 2017 and 2016, the Company made payments for interest totaling $209 and $0, respectively. An extension to this loan was made on January 1, 2018 extending the maturity date to December 31, 2018.	5,000	5,000

In December 2016, the Company received an aggregate principal amount of $55,000 for notes payable issued from an affiliated company. The notes accrue interest at an annual rate of 12.0%, payable quarterly, and mature on December 31, 2017. As of December 31, 2017, and December 31, 2016, the amount of accrued interest was $4,322 and $278, respectively. During the year ended December 31, 2017 and 2016, the Company made payments for interest totaling $2,505 and $0, respectively. An extension to these loans was made on January 1, 2018 extending the maturity date to December 31, 2018.	55,000	55,000

In January, February, March, April, May, November and December 2017, the Company received an aggregate principal amount of $375,000 for notes payable issued from the Company’s founder. The notes accrue interest at an annual rate of 12%, payable quarterly, and mature on December 31, 2017. As of December 31, 2017, and December 31, 2016, the amount of accrued interest was $22,769 and $0, respectively. During the year ended December 31, 2017 and 2016, the Company made payments for interest totaling $2,382 and $0, respectively. An extension to these loans was made on January 1, 2018 extending the maturity date to December 31, 2018.	375,000	-

HELPFUL ALLIANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017 and 2016

In January, February, May and July 2017, the Company received an aggregate principal amount of $139,500 for notes payable issued from an affiliated company. The notes accrue interest at an annual rate of 12.0%, payable quarterly, and mature on December 31, 2017. As of December 31, 2017, and December 31, 2016, the amount of accrued interest was $10,365 and $0, respectively. During the year ended December 31, 2017 and 2016, the Company made payments for interest, $1,746 and $0, respectively. An extension to these loans was made on January 1, 2018 extending the maturity date to December 31, 2018.	139,500	-

In April, May, June, July and August 2017, the Company received a principal amount of $28,000 for notes payable issued from the Company’s founder. The notes accrue interest at an annual rate of 12%, payable quarterly, and mature on December 31, 2017. As of December 31, 2017, and December 31, 2016, the amount of accrued interest was $847 and $0, respectively. During the year ended December 31, 2017 and 2016, the Company made payments for interest totaling $831 and $0, respectively. An extension to these loans was made on January 1, 2018 extending the maturity date to December 31, 2018.	28,000	-

In May 2017, the Company received a principal amount of $20,000 for note payable issued from an affiliated company. The note accrues interest at an annual rate of 12.0%, payable quarterly, and matures on December 31, 2017. As of December 31, 2017, and December 31, 2016, the amount of accrued interest was $1,210 and $0, respectively. During the year ended December 31, 2017 and 2016, the Company made payments for interest, $289 and $0, respectively. An extension to this loan was made on January 1, 2018 extending the maturity date to December 31, 2018.	20,000	-
Total	934,500	432,000
Less Current Portion	(934,500)	(432,000)
Notes payable - related party, long term	$-	$-

Transactions involving related parties cannot be presumed to be carried out on an arm’s-length basis, as the requisite conditions of competitive, free-market dealings may not exist.

NOTE 8 –ACCRUED EXPENSES

At December 31, 2017 and December 31, 2016, accrued expenses consisted of the following:

	December 31, 2017	December 31, 2016
Accrued payroll	$20,581	$11,326
Payroll taxes payable	37,398	62,338
Total	$57,979	$73,664

HELPFUL ALLIANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017 and 2016

NOTE 9 – DUE FROM AFFILIATES

At December 31, 2017 and December 31, 2016, Due from Affiliates, which are in the form of a receivable, have no formal terms and are payable on demand, consisted of the following:

	December 31, 2017	December 31, 2016
Management fees	$64,153	$-
Expense reimbursements	5,305	-
Total	$69,458	$-

As of December 31, 2017, the Company had receivables from its deconsolidated subsidiary of $64,153 for land development management fees and $5,305 for expense reimbursements. As of December 31, 2016, the Company had no receivables from affiliate on the accompanying balance sheets.

Transactions involving related parties cannot be presumed to be carried out on an arm’s-length basis, as the requisite conditions of competitive, free-market dealings may not exist.

NOTE 10 – RELATED PARTY TRANSACTIONS

Due from affiliates

As of December 31, 2017, the Company had receivables from its deconsolidated subsidiary of $64,153 for land development management fees and $5,305 for expense reimbursements. As of December 31, 2016, the Company had no receivables from affiliate on the accompanying balance sheets (see Note 9).

As of December 31, 2017, the Company has accounts receivable of $8,928 due from an affiliated company for sale of home models.

Due to affiliates

On February 22, 2016, the Company received $10,000 for note payable issued from an affiliated company. The note accrues interest at an annual rate of 5.0%, payable quarterly, and matures on December 31, 2017. As of December 31, 2017, and December 31, 2016, the amount of accrued interest was $377 and $126, respectively. During the year ended December 31, 2017 and 2016, the Company made payments for interest totaling $249 and $304, respectively. An extension to this loan was made on January 1, 2018 extending the maturity date to December 31, 2018 (see Note 7).

In February, March, April, May and June, 2016, the Company received an aggregate principal amount of $100,000 for notes payable issued from the Company’s founder. The notes accrue interest at an annual rate of 5.0%, payable quarterly, and mature on December 31, 2017. As of December 31, 2017, and December 31, 2016, the amount of accrued interest was $3,767 and $1,260, respectively. During the year ended December 31, 2017 and 2016, the Company made payments for interest totaling $2,493 and $2,191, respectively. An extension and amendment to these loans was made on January 1, 2018 extending the maturity date to December 31, 2018 and increasing the interest to annual rate of 12.0% payable quarterly (see Note 7).

On June 30, 2016, the Company received $50,000 for note payable issued from the Company’s founder. The note accrues interest at an annual rate of 8.0%, payable quarterly, and matures on December 31, 2017. As of December 31, 2017, and December 31, 2016, the amount of accrued interest was $3,013 and $1,008, respectively. During the year ended December 31, 2017 and 2016, the Company made payments for interest totaling $1,994 and $0, respectively. An extension and amendment to this loan was made on January 1, 2018 extending the maturity date to December 31, 2018 and increasing the interest to annual rate of 12.0% payable quarterly (see Note 7).

HELPFUL ALLIANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017 and 2016

In July 2016, the Company received an aggregate principal amount of $75,000 for note payable issued from the Company’s founder. The notes accrue interest at an annual rate of 8.0%, payable quarterly, and mature on December 31, 2017. As of December 31, 2017, and December 31, 2016, the amount of accrued interest was $504 and $1,512, respectively. During the year ended December 31, 2017 and 2016, the Company made payments for interest totaling $3,994 and $0, respectively. $50,000 note was derecognized on our balance sheet as of June 30, 2017 due to deconsolidation of the subsidiary. An extension and amendment to the remaining loan was made on January 1, 2018 extending the maturity date to December 31, 2018 and increasing the interest to annual rate of 12.0% payable quarterly (see Note 7).

In August 2016, the Company received an aggregate principal amount of $52,000 for note payable issued from the Company’s founder. The note accrues interest at an annual rate of 12.5%, payable monthly, and matures on December 31, 2017. As of December 31, 2017, and December 31, 2016, the amount of accrued interest was $1,638 and $534, respectively. During the year ended December 31, 2017 and 2016, the Company made payments for interest totaling $5,152 and $0, respectively. An extension and amendment to these loans was made on January 1, 2018 extending the maturity date to December 31, 2018 and increasing the interest to annual rate of 12.0% payable quarterly (see Note 7).

In August 2016, the Company received a principal amount of $5,000 for note payable issued from an affiliated company. The note accrues interest at an annual rate of 12.5%, payable quarterly, and matures on December 31, 2017. As of December 31, 2017, and December 31, 2016, the amount of accrued interest was $0 and $158, respectively. During the year ended December 31, 2017 and 2016, the Company made payments for interest totaling $158 and $0, respectively. This note was derecognized on our balance sheet as of June 30, 2017 due to deconsolidation of the subsidiary (see Note 7).

In September 2016, the Company received an aggregate principal amount of $50,000 for notes payable issued from the Company’s founder. The notes accrue interest at an annual rate of 12.5%, payable quarterly, and mature on December 31, 2017. As of December 31, 2017, and December 31, 2016, the amount of accrued interest was $4,709 and $1,575, respectively. During the year ended December 31, 2017 and 2016, the Company made payments for interest totaling $3,116 and $0, respectively. An extension and amendment to these loans was made on January 1, 2018 extending the maturity date to December 31, 2018 and increasing the interest to annual rate of 12.0% payable quarterly (see Note 7).

In October 2016, the Company received a principal amount of $5,000 for note payable issued from the Company’s founder. The note accrues interest at an annual rate of 12.5%, payable quarterly, and matures on December 31, 2017. As of December 31, 2017, and December 31, 2016, the amount of accrued interest was $0 and $139, respectively. During the year ended December 31, 2017 and 2016, the Company made payments for interest totaling $139 and $0, respectively. This note was derecognized on our balance sheet as of June 30, 2017 due to deconsolidation of the subsidiary (see Note 7).

In November 2016, the Company received an aggregate principal amount of $20,000 for notes payable issued from an affiliated company. The notes accrue interest at an annual rate of 5.0%, payable quarterly, and mature on December 31, 2017. As of December 31, 2017, and December 31, 2016, the amount of accrued interest was $504 and $156, respectively. During the year ended December 31, 2017 and 2016, the Company made $424 and $0 payments, respectively. An extension and amendment to these loans was made on January 1, 2018 extending the maturity date to December 31, 2018 and increasing the interest to annual rate of 12.0% payable quarterly (see Note 7).

In November 2016, the Company received a principal amount of $5,000 for note payable issued from the Company’s founder. The note accrues interest at an annual rate of 12%, payable quarterly, and matures on December 31, 2017. As of December 31, 2017, and December 31, 2016, the amount of accrued interest was $151 and $64, respectively. During the year ended December 31, 2017 and 2016, the Company made payments for interest totaling $513 and $0, respectively. An extension to this loan was made on January 1, 2018 extending the maturity date to December 31, 2018 (see Note 7).

HELPFUL ALLIANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017 and 2016

In November 2016, the Company received a principal amount of $5,000 for note payable issued from the Company’s founder. The note accrues interest at an annual rate of 12%, payable quarterly, and matures on December 31, 2017. As of December 31, 2017, and December 31, 2016, the amount of accrued interest was $452 and $61, respectively. During the year ended December 31, 2017 and 2016, the Company made payments for interest totaling $209 and $0, respectively. An extension to this loan was made on January 1, 2018 extending the maturity date to December 31, 2018 (see Note 7).

In December 2016, the Company received an aggregate principal amount of $55,000 for notes payable issued from an affiliated company. The notes accrue interest at an annual rate of 12.0%, payable quarterly, and mature on December 31, 2017. As of December 31, 2017, and December 31, 2016, the amount of accrued interest was $4,322 and $278, respectively. During the year ended December 31, 2017 and 2016, the Company made payments for interest totaling $2,505 and $0, respectively. An extension to these loans was made on January 1, 2018 extending the maturity date to December 31, 2018 (see Note 7).

In January, February, March, April, May, November and December 2017, the Company received an aggregate principal amount of $375,000 for notes payable issued from the Company’s founder. The notes accrue interest at an annual rate of 12%, payable quarterly, and mature on December 31, 2017. As of December 31, 2017, and December 31, 2016, the amount of accrued interest was $22,769 and $0, respectively. During the year ended December 31, 2017 and 2016, the Company made payments for interest totaling $2,382 and $0, respectively. An extension to these loans was made on January 1, 2018 extending the maturity date to December 31, 2018 (see Note 7).

In January, February, May and July 2017, the Company received an aggregate principal amount of $139,500 for notes payable issued from an affiliated company. The notes accrue interest at an annual rate of 12.0%, payable quarterly, and mature on December 31, 2017. As of December 31, 2017, and December 31, 2016, the amount of accrued interest was $10,365 and $0, respectively. During the year ended December 31, 2017 and 2016, the Company made payments for interest, $1,746 and $0, respectively. An extension to these loans was made on January 1, 2018 extending the maturity date to December 31, 2018 (see Note 7).

In April, May, June, July and August 2017, the Company received a principal amount of $28,000 for notes payable issued from the Company’s founder. The notes accrue interest at an annual rate of 12%, payable quarterly, and mature on December 31, 2017. As of December 31, 2017, and December 31, 2016, the amount of accrued interest was $847 and $0, respectively. During the year ended December 31, 2017 and 2016, the Company made payments for interest totaling $831 and $0, respectively. An extension to these loans was made on January 1, 2018 extending the maturity date to December 31, 2018 (see Note 7).

In May 2017, the Company received a principal amount of $20,000 for note payable issued from an affiliated company. The note accrues interest at an annual rate of 12.0%, payable quarterly, and matures on December 31, 2017. As of December 31, 2017, and December 31, 2016, the amount of accrued interest was $1,210 and $0, respectively. During the year ended December 31, 2017 and 2016, the Company made payments for interest, $289 and $0, respectively. An extension to this loan was made on January 1, 2018 extending the maturity date to December 31, 2018 (see Note 7).

In June 2017, the Company received discounted amount of $500,000 for note payable with principal amount of $585,000 issued from an affiliated company. As of December 31, 2017, and December 31, 2016, the amount of accrued interest was $0 and $0, respectively. During the year ended December 31, 2017 and 2016, the Company did not make any payments for interest, respectively. This note was derecognized on our balance sheet as of June 30, 2017 due to deconsolidation of the subsidiary.

Other related party transactions

On April 25, 2017, the Company received $20,000 from an affiliated company for purchase of all rights for U.S. Patent Application 62/222,424 - Building block and interlocking construction method filed on September 23, 2015.

In July 2017 the Company sold its equipment with book value of $1,703 for $3,710 to related party and recognized gain on disposal of equipment of $2,007 during the year ended December 31, 2017. The Company treated the gain of $2,007 as capital contribution into additional paid in capital.

In the year ended December 31, 2017, the Company had $226,285 in revenue generated by land development and construction management activities from affiliated companies and $8,928 revenue from sale of home models to an affiliated company or total of $235,213.

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

HELPFUL ALLIANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017 and 2016

As of December 31, 2017, the Company has a payable of $1,000 to affiliated company for payments received on behalf of the affiliated company.

In December 2016 and in March and April 2017, the Company received an aggregate amount of $29,420 for customer deposit for land development services from an affiliated company. On January 1, 2018 the affiliated company converted the customer deposit into a note payable with principal amount of $29,420. The note accrues interest at an annual rate of 12.0%, payable quarterly, and matures on December 31, 2018.

On June 26, 2017 we received a customer deposit for construction management services from an affiliated company for construction of single-family home located at 5210 West Shore Drive, Midlothian, VA 23112. As of December 31, 2017, $12,500 of the deposit was unearned revenue.

Transactions involving related parties cannot be presumed to be carried out on an arm’s-length basis, as the requisite conditions of competitive, free-market dealings may not exist.

NOTE 11 – CONCENTRATIONS

Concentration of credit risk

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. The Company has not experienced any losses in such accounts through December 31, 2017. There was $0 and $152,409 excess of FDIC insured levels as of December 31, 2017, and December 31, 2016, respectively.

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

Customers and Accounts Receivable

Three related party customers accounted for 10% or more of the Company’s revenue, totaling 99.2%, and two customers accounted for 10% or more of the Company’s revenue, totaling 98.9%, during the year ended December 31, 2017 and 2016, respectively.

	Year Ended December 31, 2017	Year Ended December 31, 2016
Customer 1 (Interest income)	-%	85.8%
Customer 2 (Interest income)	-%	13.1%
Customer 3 (Construction management, sale of home models, related party)	19.7%	-
Customer 4 (Land search, feasibility studies, related party)	45.5%	-
Customer 5 (Land development management, related party)	34.0%	-
Total	99.2%	98.9%

As of December 31, 2017, one related party customer accounted for 100% of the Company’s accounts receivable. As of December 31, 2016, the Company didn’t have any accounts receivable.

Transactions involving related parties cannot be presumed to be carried out on an arm’s-length basis, as the requisite conditions of competitive, free-market dealings may not exist.

Suppliers

No supplier accounted for 10% or more of the Company’s purchase during the years ended December 31, 2017 and 2016, respectively.

HELPFUL ALLIANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017 and 2016

NOTE 12 – INCOME TAXES

2017 U.S. Tax Reform

On December 22, 2017, President Trump signed into law the Tax Cuts and Jobs Act (the “TCJA”) that significantly reforms the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”). The TCJA, among other things, contains significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, effective as of January 1, 2018; limitation of the tax deduction for interest expense; limitation of the deduction for net operating losses to 80% of current year taxable income and elimination of net operating loss carrybacks, in each case, for losses arising in taxable years beginning after December 31, 2017 (though any such tax losses may be carried forward indefinitely); modifying or repealing many business deductions and credits, including reducing the business tax credit for certain clinical testing expenses incurred in the testing of certain drugs for rare diseases or conditions generally referred to as “orphan drugs”; and repeal of the federal Alternative Minimum Tax (“AMT”).

The staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 118 to address the application of GAAP in situations when a registrant does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the TCJA. In connection with the initial analysis of the impact of the TCJA, the Company remeasured its deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%. The remeasurement of the Company’s deferred tax assets and liabilities was offset by a change in the valuation allowance.

The Company is still in the process of analyzing the impact to the Company of the TCJA. Where the Company has been able to make reasonable estimates of the effects related to which its analysis is not yet complete, the Company has recorded provisional amounts. The ultimate impact to the Company’s consolidated financial statements of the TCJA may differ from the provisional amounts due to, among other things, additional analysis, changes in interpretations and assumptions the Company has made, additional regulatory guidance that may be issued, and actions the Company may take as a result of the TCJA. The accounting is expected to be complete when the Company’s 2017 U.S. corporate income tax return is filed in 2018.

Income Taxes

The Company maintains deferred tax assets and liabilities that reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The deferred tax assets at December 31, 2017 and 2016 consist of net operating loss carry-forwards. The net deferred tax asset has been fully offset by a valuation allowance because of the uncertainty of the attainment of future taxable income. The items accounting for the difference between income taxes at the effective statutory rate and the provision for income taxes for the years ended December 31, 2017 and 2016 were as follows:

	Years Ended December 31,
	2017	2016
Income tax benefit at U.S. statutory rate of 34%	(34.00)%	(34.00)%
Income tax benefit - State	(3.63)%	(3.63)%
Non-deductible expenses	(26.67)%	22.75%
Change in tax rate estimate	16.27%	-
Change in valuation allowance	48.03%	14.88%
Total provision for income tax	-	-

The Company’s approximate net deferred tax asset as of December 31, 2017, and 2016 was as follows:

	December 31, 2017	December 31, 2016
Deferred Tax Asset:
Provision for doubtful account	$-	$-
Net operating loss carry-forward	538,433	312,305
Valuation allowance	(538,433)	(312,305)
Net deferred tax asset	$—	$—

The net operating loss was approximately $2,124,415 at December 31, 2017. The Company provided a valuation allowance equal to the deferred income tax asset for the years ended December 31, 2017 and 2016 because it was not known whether future taxable income will be sufficient to utilize the loss carry-forward. The increase in the allowance was approximately $226,128 in fiscal year 2017 and $46,485 in fiscal year 2016.

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

The Company does not have any uncertain tax positions or events leading to uncertainty in a tax position. The Company’s 2014, 2015, 2016 and 2017 Corporate Income Tax Returns are subject to Internal Revenue Service examination.

NOTE 13 – NON-CONTROLLING INTEREST

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

December 31, 2017 and 2016

note 14 – STOCKHOLDERs’ EQUITY (DEFICIT)

On July 1, 2014 the Company amended the Articles of Incorporation to decrease the total authorized shares from 2.5 billion to 250 million and increased the par value from $0.0001 to $0.001. The amended authorized shares consist of 10,000,000 preferred shares, 40,000,000 Series-X common shares and 200,000,000 common shares.

Preferred Stock

The Company is authorized to issue 10,000,000 shares of its $0.001 par value preferred stock in one or more series with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. As of December 31, 2017, and December 31, 2016, no preferred shares were issued and outstanding.

Series-X Common Stock

The Company is authorized to issue 40,000,000 shares of its $0.001 par value Series-X common stock. The shares of Series-X common stock have no voting rights, no dividend rights, no liquidation rights, and no registration rights. Each one share of Series-X common stock may be converted into one share of fully paid Common stock, from time to time, as permitted by the Company’s Board of Directors. As of December 31, 2017, and December 31, 2016, 6,606,250 and 6,606,250 shares of Series-X common stock were issued and outstanding, respectively.

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

HELPFUL ALLIANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017 and 2016

On June 30, 2016 one of the Founders of the Company, FVZ LLC, Florida Limited Liability Company declared a desire to exit the beneficial ownership of the Series-X shares of Common Stock due to unexpected health matters and the Company granted the Founder the right to Exit (see Note 15). As an Exit consideration, the Company agreed to repurchase 1,600,000 Series-X Shares from the Founder at the price of $0.05625 per Share or total aggregate purchase price of $90,000 with the right to deduct $34,826 for reimbursement of attorney fees paid by the Company in regard to Thriving Investments LLC vs. FVZ LLC and Helpful Capital Group LLC related to the $330,000 note secured by mortgage located at 111 NE 43 St., Miami, FL 33015. The Founder maintains its 400,296 Common Stock shares in the Company. On July 1, 2016, the Company paid FVZ LLC $55,174. On June 30, 2016 the Company retired the 1,600,000 Series X shares of Common Stock.

Common Stock

The Company is authorized to issue 200,000,000 shares of its $0.001 par value common stock. As of December 31, 2017, and December 31, 2016, 2,100,000 shares of common stock were issued and outstanding, respectively.

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

December 31, 2017 and 2016

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

This stock option was valued using the Black-Scholes model using a volatility of 78.71% (derived using the average volatility of three similar public companies), an expected term of 4.7 years and a discount rate of 1.33%. The value of the stock option, $727 will be recognized as expense over the period required to meet the performance criteria which is estimated to be approximately five years.

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

December 31, 2017 and 2016

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

This stock option was valued using the Black-Scholes model using a volatility of 82.96% (derived using the average volatility of three similar public companies), an expected term of 6.1 years and a discount rate of 1.59%. The value of the stock option for each of the three employees and the Company’s counsel, $2,479, will be recognized as expense over the period required to meet the performance criteria which is estimated to be approximately six years.

Stock compensation expense of aggregate $1,846, and $1,661 was recorded for the year ended December 31, 2017 and 2016, respectively.

A summary of option activity under the Company’s stock plan for the year ended December 31, 2017 and 2016 is presented below:

Option Activity	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2015	-	$-	5.4 years	$-
Granted	1,432,000	$0.11
Exercised	-	$-
Forfeited or Expired	-	$-
Outstanding at December 31, 2016	1,432,000	$0.11	4.4 years	-
Granted	-	$-
Exercised	-	$-
Forfeited or Expired	-	$-
Outstanding at December 31, 2017	1,432,000	$0.11	3.4 years	$-
Exercisable at December 31, 2017	1,043,200	$0.11	3.4 years	$-

The aggregate intrinsic value in the table above is before applicable income taxes and represents the excess amount over the exercise price optionees would have received if all options had been exercised on the last business day of the period indicated.

A summary of the Company’s non-vested options for the year ended December 31, 2017 is presented below:

Non-vested Options	Shares	Weighted Average Grant-Date Fair Value
Non-vested at December 31, 2016	888,800	$0.01
Granted	-	-
Vested	(500,000)	0.01
Forfeited	-	-
Non-vested at December 31, 2017	388,800	$0.01

HELPFUL ALLIANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017 and 2016

The weighted average grant-date fair value of stock options granted during fiscal years 2017 and 2016 were $0 and $0, respectively. The total grant-date fair values of stock options that vested during fiscal years 2017 and 2016 were $5,000 and $5,432, respectively.

NOTE 15 – COMMITMENTS AND CONTINGENCIES

On November 1, 2016, the Company executed a lease for the offices at Deerfield Beach, FL, from a non-affiliated company. The rent is $2,602 per month. The term of the lease is two years from November 1, 2016 to October 30, 2018. A security deposit in amount $2,602 was required.

Future minimum lease payments required under this operating lease are as follows:

	Total	1 year	1-3 years	3-5 years	5+ years
Office lease	$26,020	$26,020	$-	-	-
Total	$26,020	$26,020	$-	$-	$-

Office lease expense was $31,484 and $22,985 for the year ended December 31, 2017 and 2016, respectively.

HELPFUL ALLIANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017 and 2016

NOTE 16 – SUBSEQUENT EVENTS

On December 20, 2017, the Company executed a Stock Purchase Agreement between the Company as buyer, and Mr. Sergey Gurin, the Company’s founder as seller. Mr. Gurin is a beneficial owner of 100,000 shares of common stock, par value $0.01 per share, of Good Life Builders Inc., a Virginia corporation, representing 100% of the issued and outstanding shares of Common Stock of the Good Life Builders Inc.. Mr. Gurin shall sell, transfer, and assign to the Company, and the Company shall purchase from the Mr. Gurin, all of his right, title and interest in the Shares. The aggregate purchase price for the Shares shall be $4,750. The purchase and sale of the Shares shall take place at a closing. To date the closing did not take a place, and there is no guarantee the transaction will be completed.

On January 1, 2018, the Company executed an extension and amendment agreement with the Company’s founder for the notes payable with the combined principal amount of $580,000 extending the maturity date to December 31, 2018 and increasing the interest to annual rate of 12.0% payable quarterly.

On January 1, 2018, the Company executed an extension and amendment agreement with the Company’s founder for the notes payable with the combined principal amount of $110,000 extending the maturity date to December 31, 2018 and increasing the interest to annual rate of 12.0% payable quarterly.

On January 1, 2018, the Company executed an extension and amendment agreement with an affiliated company for the notes payable with the combined principal amount of $214,500 extending the maturity date to December 31, 2018 and increasing the interest to annual rate of 12.0% payable quarterly.

On January 1, 2018, the Company executed an extension agreement with an affiliated company for a note payable with the principal amount of $10,000 extending the maturity date to December 31, 2018.

On January 1, 2018, the Company executed an extension agreement with an affiliated company for a note payable with the principal amount of $20,000 extending the maturity date to December 31, 2018.

On January 1, 2018, the Company executed a loan agreement with an affiliated company for a note payable with the principal amount of $29,420 which converts a customer deposit of $29,420 into a note payable. The note accrues interest at an annual rate of 12%, payable quarterly, and matures on December 31, 2018.

On February 7, 2018, the Company received a principal amount of $25,000 for note payable issued from the Company’s founder. The note accrues interest at an annual rate of 12%, payable quarterly, and matures on December 31, 2017.

On March 1, 2018 the Company received a $20,000 customer deposit for land development services from an affiliated company.

On March 7, 2018 the Company received a $22,000 customer deposit for land development services from an affiliated company.

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes and disagreements on accounting and financial disclosures with Liggett and Webb, PA, Company’s independent accountants, during the audit of our consolidated financial statements for the years ended December 31, 2017 and 2016.

ITEM 9A. CONTROLS AND PROCEEDURES

Evaluation of Disclosure Controls and Procedures

Management, under the supervision and with the participation of our principal executive officer and the principal financial officer, has evaluated the design and effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered in this Annual Report. Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of December 31, 2017 due to the material weaknesses identified below.

Management’s Annual Report on Internal Control Over Financial Reporting.

As of December 31, 2017, management assessed the effectiveness of our internal control over financial reporting. The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the Company’s Chief Executive Officer (principal executive officer) and Chief Financial Officer (chief financial and accounting officer) and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP in the United States of America and includes those policies and procedures that:

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

The matters involving internal controls over financial reporting and disclosre controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (i) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (ii) inadequate segregation of duties consistent with control objectives; and (iii) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our management in connection with the review of our financial statements as of December 31, 2017.

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

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the fourth quarter of the fiscal year ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

SUBSEQUENT EVENTS

On December 20, 2017, the Company executed a Stock Purchase Agreement between the Company as buyer, and Mr. Sergey Gurin, the Company’s founder as seller. Mr. Gurin is a beneficial owner of 100,000 shares of common stock, par value $0.01 per share, of Good Life Builders Inc., a Virginia corporation, representing 100% of the issued and outstanding shares of Common Stock of the Good Life Builders Inc.. Mr. Gurin shall sell, transfer, and assign to the Company, and the Company shall purchase from the Mr. Gurin, all of his right, title and interest in the Shares. The aggregate purchase price for the Shares shall be $4,750. The purchase and sale of the Shares shall take place at a closing. To date the closing did not take a place, and there is no guarantee the transaction will be completed.

On January 1, 2018, the Company executed an extension and amendment agreement with the Company’s founder for the notes payable with the combined principal amount of $580,000 extending the maturity date to December 31, 2018 and increasing the interest to annual rate of 12.0% payable quarterly.

On January 1, 2018, the Company executed an extension and amendment agreement with the Company’s founder for the notes payable with the combined principal amount of $110,000 extending the maturity date to December 31, 2018 and increasing the interest to annual rate of 12.0% payable quarterly.

On January 1, 2018, the Company executed an extension and amendment agreement with an affiliated company for the notes payable with the combined principal amount of $214,500 extending the maturity date to December 31, 2018 and increasing the interest to annual rate of 12.0% payable quarterly.

On January 1, 2018, the Company executed an extension agreement with an affiliated company for a note payable with the principal amount of $10,000 extending the maturity date to December 31, 2018.

On January 1, 2018, the Company executed an extension agreement with an affiliated company for a note payable with the principal amount of $20,000 extending the maturity date to December 31, 2018.

On January 1, 2018, the Company executed a loan agreement with an affiliated company for a note payable with the principal amount of $29,420 which converts a customer deposit of $29,420 into a note payable. The note accrues interest at an annual rate of 12%, payable quarterly, and matures on December 31, 2018.

On February 7, 2018, the Company received a principal amount of $25,000 for note payable issued from the Company’s founder. The note accrues interest at an annual rate of 12%, payable quarterly, and matures on December 31, 2017.

On March 1, 2018 the Company received a $20,000 customer deposit for land development services from an affiliated company.

On March 7, 2018 the Company received a $22,000 customer deposit for land development services from an affiliated company.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our current directors and executive officers are as follows:

Name:	Age:	Title:	Director Since:
Earl B. Hailston	70	Class III Director (Chairman)	January 1, 2015
Maxim Temnikov, Ph.D.	48	President and Class III Director	April 11, 2012 (Inception)
Sergey Gurin	48	Vice President, Interim Chief Financial Officer and Class III Director	April 11, 2012 (Inception)
Jonathan Barker	29	Chief Executive Officer	April 1, 2017

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

Maxim Temnikov, Ph.D. is one of our founders and is the Company’s President, and Chief Executive Officer, which position he assumed in January 2015. Dr, Temnikov served as the Company’s Chief Executive Officer from January 2015 to March 27, 2017. Dr. Temnikov has been a member of our Board of Directors from January 2013, when he became our Chief Operating Officer. Prior to founding our Company, Dr. Temnikov joined Mr. Gurin at Helpful Technologies Inc. initially as a private investor, and then as its Vice President of Research and Development, and was elected its President for fiscal year 2014. Prior to relocating into the U.S. in September 2012, Temnikov joined a small construction company then known as “StroyMontazh” (Russian for “Construction Assembly”) and in seven years, together with other key players, turned it into one of Russia’s largest real-estate development companies with over 4,000 employees, over $1.5 billion in annual revenue, and more than $10 billion in construction projects under management – Mirax. During his career at Mirax, Temnikov served as the Vice President of Business Development from 2002 to 2006, when he became one of its operating stockholders, member of the Strategy Committee of Mirax Group’s Board of Directors from 2006 to 2010, and, from 2006 to 2010, the member of Advisory Board of Mirax Management Company, an affiliate of Mirax Group responsible for organizing and overseeing the construction management segment of Mirax’s business. Starting from 2006, Temnikov focused on developing novel living concepts and creating a strategy for Mirax’s further growth. In June 2010, Mr. Temnikov was elected Chairman of the Board of Directors of Mirax Management Company, where he served till November 2011. Under Temnikov’s leadership, Mirax Management expanded its operations from Russia into Ukrainian, Swiss, and British markets. Among other notable properties, Mirax built the Federation Tower, which is one of the tallest building in Europe, and the Mirax Park – an aggregate of over 1.5 million sq.ft. residential mega-complex, and Wellhouse on Leninskiy – one of the tallest buildings in Moscow. Temnikov stepped down from the Mirax Management’s leadership in November 2011, as Mirax began reorganizing into Potok Beskonechnost (Russian for “Flow of the Infinity”). Because Mr. Temnikov was in charge of construction operations and not in charge of administrative and financial segments of Mirax’s business, he was not involved in any restructuring activities, nor was made aware of actual facts surrounding the restructuring of Mirax into Potok. In June 2012, Mr. Temnikov was appointed Potok’s Managing Partner tasked to develop a strategy for Mirax/Potok revival. Having principal disagreements with the Mirax/Potok brands founder and principal owner, Mr. Polonsky, Temnikov left Potok in July 2012 and relocated into the United States to continue realizing his novel living concepts. Temnikov has never been Chairman of the Board of Mirax Group or Potok, and is no longer involved into Mirax Group or Mirax Management Company or Potok operations since July 2012. Dr. Temnikov brings knowledge of operating global businesses and experience with acquisitions, including business and financial analysis, negotiations, structuring and execution. Dr. Temnikov holds dual Ph.D. degree in Chemistry and Urban Development from Oxford University, in addition to a law degree from Moscow University of Humanities earned in 2008 and Master degree in Chemical Engineering from St. Petersburg State University earned in 1994. We believe Dr. Temnikov’s extensive experience and education proven by the record of past performance in the area of real estate development provide adequate qualification for Dr. Temnikov’s nomination to the position of our Board member, and President. Dr. Temnikov’s valid U.S. permanent resident status was granted in 2013 and he resides permanently in Miami Beach, Florida.

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

Jonathan Barker As previously report on a Form 8-K filed with the Securities and Exchange Commission on April 5, 2017, on March 27, 2017, the Board of Directors appointed Jonathan Barker as the Chief Executive Officer of the Company, effective April 1, 2017, until his successor is duly appointed, unless he resigns, is removed from office or is otherwise disqualified from serving as an officer of the Company. His predecessor, Mr. Maxim Temnikov, remains as the President of the Company. Mr. Barker has been with our Company since May 2015, when he joined as Investor Relations Manager. Since joining the Company, Mr. Barker has worked closely with our founders in all aspects of our business. Mr. Barker has been actively involved in the origination of our projects aimed at the increase of our asset base and revenue generation. In January 2016, Mr. Barker was promoted to the position of Vice President of Land Development. Mr. Barker established and leads a fully-functioning network and business process for the development works of our projects. He continues to focus on revenue generation and operational profitability. In 2016, Mr. Barker worked with our founders to create our River City Park concept and our vision of Organic Communities.

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

Section 16(a) Beneficial Ownership Reporting Compliance

The Company’s officers and directors are not subject to Section 16(b), as the Company’s securities are not registered under the Securities Exchange Act of 1934, as amended.

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

Maxim Tenikov, PhD: On January 28, 2015 Dr. Temnikov and the Company entered into a Board of Directors Services Agreement, pursuant to which Dr. Temnikov agreed to serve as a member of the Company’s Board of Directors for no less than one year from the date of the agreement. Dr. Temnikov has been serving as a director since 2012. Under this agreement, Dr. Temnikov agreed to devote such time, attention and energies to the affairs of the Company as is necessary. The Company has agreed to reimburse Dr. Temnikov for expenses incurred by him in connection with discharging his duties as a Board member.

Mr. Sergey Gurin: On January 28, 2015, Mr. Gurin and the Company entered into a Board of Directors Services Agreement, pursuant to which Mr. Gurin agreed to serve as a member of the Company’s Board of Directors for no less than one year from the date of the agreement. Mr. Gurin has been serving as a director since 2012. Under this agreement, Mr. Gurin agreed to devote such time, attention and energies to the affairs of the Company as is necessary. The Company has agreed to reimburse Mr. Gurin for expenses incurred by him in connection with discharging his duties as a Board member.

Employment Agreements

We have no written employment agreements with our executive officers.

Equity Incentive Plan

We have not adopted an equity incentive plan.

Involvement in Certain Legal Proceedings

During 2017, the entities in which our executive officers and directors were previously or are currently involved,have been the parties to the following legal matters:

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

As of the date of this Report, we have three executive officers, Dr. Temnikov, serving as our President, Mr. Gurin, serving as our Vice President and Chief Financial Officer and Mr. Jonathan Barker, serving as our Chief Executive Officer. After the effective date of April 1, 2017 of Mr. Barker’s appointment to Chief Executive Officer, Messrs. Temnikov, Gurin and Barker are being compensated at the level of $13,000, 143,540 and 96,590 per year, respectively, with salary payable on bi-weekly basis. Mr. Hailston, our independent director, is compensated $12,000 per year, payable monthly at $1,000 per month.

Although both Dr. Temnikov, Mr. Gurin and Mr. Barker are dedicating full time to our business, as of the date of this report, they are not obligated to devote any specific number of hours to our matters and intend to devote as much time as they deem necessary to our affairs. The amounts of time they devote to us in any time period vary based upon the stage of our business developments. Accordingly, once we identify increasingly more suitable homebuilding projects Messrs. Temnikov Gurin and Barker will spend increasingly more time managing the Company, conducting due diligence, and negotiating and managing the engagement terms, and operating such target projects, and, consequently, would be required to spend more time on our affairs than had been spent prior to locating a suitable project. For this reason, after conducting and receiving the net proceeds from our intended Public Offering, the members of our executive management who remain with us, including Messrs. Temnikov Gurin and Barker, will be required to negotiate separate agreements with our independent directors elected and appointed by the public stockholders.

The table below summarizes information concerning the compensation earned for services rendered to us in all capacities by our chief executive officer and chief financial officer for the fiscal years ended December 31, 2016, and 2017:

Summary Compensation Table

Name	Year	Salary	Bonus	Option Awards	All Other Comp	Total
Maxim Temnikov, Ph.D.	2016	$120,000	-	$-	-	$120,000
(President)	2017	$41,808	-	$-	-	$41,808

Sergey Gurin	2016	$120,000	-	$-	-	$120,000
(PFO)	2017	$143,540	-	$-	-	$143,540

Jonathan Barker	2016	$-	-	$-	-	$-
(PEO)	2017	$72,443	-	$-	-	$72,443

Earl Hailston	2016	$12,000	-	$-	-	$12,000
(Independent director)	2017	$12,000	-	$-	-	$12,000

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

Incentive and Deferred Compensation Plans

At December 31, 2017, there were no incentive compensation plans including salary, pension, stock option, profit sharing, deferred compensation, retirement and any non-cash compensation. However, we issued a stock option to exercise 432,000 shares of Series-X Common Stock, priced at $1.60 per share, to the Chairman of our Board of Directors Mr. Hailston. After receiving a valuation report by an independent certified business appraiser pursuant Sections 409(A) and 422 of the Internal Revenue Code that value of the Series-X Common Stock was $0.11 per share as of March 31, 2015, in May 2015, we adjusted the exercise price of the option to $0.11 per share of Series-X Common Stock. The option vests at the following intervals and conditions

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

The following table sets forth information regarding the beneficial ownership of our shares of Common Stock as of the date of this report, by:

●	each of our officers and directors;

●	all of our officers and directors as a group; and

●	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of Common Stock.

	Common Stock
Name of Beneficial Owner(1)	Amount	Percent (2)
Officers & Directors:
Earl B. Hailston -Chairman of the Board of Directors	-	-
Maxim Temnikov, Ph.D. -Presidentand Director	830,712	39.56%
Sergey Gurin -Vice President, Interim Chief Financial Officer and Director	832,334	39.63%
Jonathan Barker -Chief Executive Officer	-	-
All officers and directors as a group (4 persons)	1,663,046	79.19%
5% or more Stockholders:
FVZ, LLC (3)	411,296	19.59%

(1)	Unless otherwise indicated, the address for each beneficial holder is c/o Helpful Alliance Company, 700 West Hillsboro Blvd, Suite 1-100, Deerfield Beach, FL 33441.

(2)	Based on 2,100,000 shares of Common Stock issued and outstanding as of the date of this report. shares of Common Stock subject to options, warrants and convertible securities currently exercisable or convertible, or exercisable or convertible within 60 days, would be counted as outstanding for computing the percentage of the person holding such options, warrants or convertible securities but not counted as outstanding for computing the percentage of any other person.

(3)	The voting rights of Ms. Fay Katz, which consist of 75% were enherited by her children and her husband, Mr. Val Zevel, upon her death. Mr. Val Zevel remains in possession of 25% control and voting over the FVZ LLC’s business. As of the date of this report, Mr. Val Zevel has managerial and dispositive control of the securities held by FVZ, LLC.

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

Due from affiliates

●	As of December 31, 2017, the Company had receivables from its deconsolidated subsidiary of $64,153 for land development management fees and $5,305 for expense reimbursements. As of December 31, 2016, the Company had no receivables from affiliate on the accompanying balance sheets (see Note 9).

●	As of December 31, 2017, the Company has accounts receivable of $8,928 due from an affiliated company for sale of home models.

Due to affiliates

●	On February 22, 2016, the Company received $10,000 for note payable issued from an affiliated company. The note accrues interest at an annual rate of 5.0%, payable quarterly, and matures on December 31, 2017. As of December 31, 2017, and December 31, 2016, the amount of accrued interest was $377 and $126, respectively. During the year ended December 31, 2017 and 2016, the Company made payments for interest totaling $249 and $304, respectively. An extension to this loan was made on January 1, 2018 extending the maturity date to December 31, 2018 (see Note 7).

●	In February, March, April, May and June, 2016, the Company received an aggregate principal amount of $100,000 for notes payable issued from the Company’s founder. The notes accrue interest at an annual rate of 5.0%, payable quarterly, and mature on December 31, 2017. As of December 31, 2017, and December 31, 2016, the amount of accrued interest was $3,767 and $1,260, respectively. During the year ended December 31, 2017 and 2016, the Company made payments for interest totaling $2,493 and $2,191, respectively. An extension and amendment to these loans was made on January 1, 2018 extending the maturity date to December 31, 2018 and increasing the interest to annual rate of 12.0% payable quarterly (see Note 7).

●	On June 30, 2016, the Company received $50,000 for note payable issued from the Company’s founder. The note accrues interest at an annual rate of 8.0%, payable quarterly, and matures on December 31, 2017. As of December 31, 2017, and December 31, 2016, the amount of accrued interest was $3,013 and $1,008, respectively. During the year ended December 31, 2017 and 2016, the Company made payments for interest totaling $1,994 and $0, respectively. An extension and amendment to this loan was made on January 1, 2018 extending the maturity date to December 31, 2018 and increasing the interest to annual rate of 12.0% payable quarterly (see Note 7).

●	In July 2016, the Company received an aggregate principal amount of $75,000 for note payable issued from the Company’s founder. The notes accrue interest at an annual rate of 8.0%, payable quarterly, and mature on December 31, 2017. As of December 31, 2017, and December 31, 2016, the amount of accrued interest was $504 and $1,512, respectively. During the year ended December 31, 2017 and 2016, the Company made payments for interest totaling $3,994 and $0, respectively. $50,000 note was derecognized on our balance sheet as of June 30, 2017 due to deconsolidation of the subsidiary. An extension and amendment to the remaining loan was made on January 1, 2018 extending the maturity date to December 31, 2018 and increasing the interest to annual rate of 12.0% payable quarterly (see Note 7).

●	In August 2016, the Company received an aggregate principal amount of $52,000 for note payable issued from the Company’s founder. The note accrues interest at an annual rate of 12.5%, payable monthly, and matures on December 31, 2017. As of December 31, 2017, and December 31, 2016, the amount of accrued interest was $1,638 and $534, respectively. During the year ended December 31, 2017 and 2016, the Company made payments for interest totaling $5,152 and $0, respectively. An extension and amendment to these loans was made on January 1, 2018 extending the maturity date to December 31, 2018 and increasing the interest to annual rate of 12.0% payable quarterly (see Note 7).

●	In August 2016, the Company received a principal amount of $5,000 for note payable issued from an affiliated company. The note accrues interest at an annual rate of 12.5%, payable quarterly, and matures on December 31, 2017. As of December 31, 2017, and December 31, 2016, the amount of accrued interest was $0 and $158, respectively. During the year ended December 31, 2017 and 2016, the Company made payments for interest totaling $158 and $0, respectively. This note was derecognized on our balance sheet as of June 30, 2017 due to deconsolidation of the subsidiary (see Note 7).

●	In September 2016, the Company received an aggregate principal amount of $50,000 for notes payable issued from the Company’s founder. The notes accrue interest at an annual rate of 12.5%, payable quarterly, and mature on December 31, 2017. As of December 31, 2017, and December 31, 2016, the amount of accrued interest was $4,709 and $1,575, respectively. During the year ended December 31, 2017 and 2016, the Company made payments for interest totaling $3,116 and $0, respectively. An extension and amendment to these loans was made on January 1, 2018 extending the maturity date to December 31, 2018 and increasing the interest to annual rate of 12.0% payable quarterly (see Note 7).

●	In October 2016, the Company received a principal amount of $5,000 for note payable issued from the Company’s founder. The note accrues interest at an annual rate of 12.5%, payable quarterly, and matures on December 31, 2017. As of December 31, 2017, and December 31, 2016, the amount of accrued interest was $0 and $139, respectively. During the year ended December 31, 2017 and 2016, the Company made payments for interest totaling $139 and $0, respectively. This note was derecognized on our balance sheet as of June 30, 2017 due to deconsolidation of the subsidiary (see Note 7).

●	In November 2016, the Company received an aggregate principal amount of $20,000 for notes payable issued from an affiliated company. The notes accrue interest at an annual rate of 5.0%, payable quarterly, and mature on December 31, 2017. As of December 31, 2017, and December 31, 2016, the amount of accrued interest was $504 and $156, respectively. During the year ended December 31, 2017 and 2016, the Company made $424 and $0 payments, respectively. An extension and amendment to these loans was made on January 1, 2018 extending the maturity date to December 31, 2018 and increasing the interest to annual rate of 12.0% payable quarterly (see Note 7).

●	In November 2016, the Company received a principal amount of $5,000 for note payable issued from the Company’s founder. The note accrues interest at an annual rate of 12%, payable quarterly, and matures on December 31, 2017. As of December 31, 2017, and December 31, 2016, the amount of accrued interest was $151 and $64, respectively. During the year ended December 31, 2017 and 2016, the Company made payments for interest totaling $513 and $0, respectively. An extension to this loan was made on January 1, 2018 extending the maturity date to December 31, 2018 (see Note 7).

●	In November 2016, the Company received a principal amount of $5,000 for note payable issued from the Company’s founder. The note accrues interest at an annual rate of 12%, payable quarterly, and matures on December 31, 2017. As of December 31, 2017, and December 31, 2016, the amount of accrued interest was $452 and $61, respectively. During the year ended December 31, 2017 and 2016, the Company made payments for interest totaling $209 and $0, respectively. An extension to this loan was made on January 1, 2018 extending the maturity date to December 31, 2018 (see Note 7).

●	In December 2016, the Company received an aggregate principal amount of $55,000 for notes payable issued from an affiliated company. The notes accrue interest at an annual rate of 12.0%, payable quarterly, and mature on December 31, 2017. As of December 31, 2017, and December 31, 2016, the amount of accrued interest was $4,322 and $278, respectively. During the year ended December 31, 2017 and 2016, the Company made payments for interest totaling $2,505 and $0, respectively. An extension to these loans was made on January 1, 2018 extending the maturity date to December 31, 2018 (see Note 7).

●	In January, February, March, April, May, November and December 2017, the Company received an aggregate principal amount of $375,000 for notes payable issued from the Company’s founder. The notes accrue interest at an annual rate of 12%, payable quarterly, and mature on December 31, 2017. As of December 31, 2017, and December 31, 2016, the amount of accrued interest was $22,769 and $0, respectively. During the year ended December 31, 2017 and 2016, the Company made payments for interest totaling $2,382 and $0, respectively. An extension to these loans was made on January 1, 2018 extending the maturity date to December 31, 2018 (see Note 7).

●	In January, February, May and July 2017, the Company received an aggregate principal amount of $139,500 for notes payable issued from an affiliated company. The notes accrue interest at an annual rate of 12.0%, payable quarterly, and mature on December 31, 2017. As of December 31, 2017, and December 31, 2016, the amount of accrued interest was $10,365 and $0, respectively. During the year ended December 31, 2017 and 2016, the Company made payments for interest, $1,746 and $0, respectively. An extension to these loans was made on January 1, 2018 extending the maturity date to December 31, 2018 (see Note 7).

●	In April, May, June, July and August 2017, the Company received a principal amount of $28,000 for notes payable issued from the Company’s founder. The notes accrue interest at an annual rate of 12%, payable quarterly, and mature on December 31, 2017. As of December 31, 2017, and December 31, 2016, the amount of accrued interest was $847 and $0, respectively. During the year ended December 31, 2017 and 2016, the Company made payments for interest totaling $831 and $0, respectively. An extension to these loans was made on January 1, 2018 extending the maturity date to December 31, 2018 (see Note 7).

●	In May 2017, the Company received a principal amount of $20,000 for note payable issued from an affiliated company. The note accrues interest at an annual rate of 12.0%, payable quarterly, and matures on December 31, 2017. As of December 31, 2017, and December 31, 2016, the amount of accrued interest was $1,210 and $0, respectively. During the year ended December 31, 2017 and 2016, the Company made payments for interest, $289 and $0, respectively. An extension to this loan was made on January 1, 2018 extending the maturity date to December 31, 2018 (see Note 7).

●	In June 2017, the Company received discounted amount of $500,000 for note payable with principal amount of $585,000 issued from an affiliated company. As of December 31, 2017, and December 31, 2016, the amount of accrued interest was $0 and $0, respectively. During the year ended December 31, 2017 and 2016, the Company did not make any payments for interest, respectively. This note was derecognized on our balance sheet as of June 30, 2017 due to deconsolidation of the subsidiary.

Other related party transactions

●	On April 25, 2017, the Company received $20,000 from an affiliated company for purchase of all rights for U.S. Patent Application 62/222,424 - Building block and interlocking construction method filed on September 23, 2015.

●	In July 2017 the Company sold its equipment with book value of $1,703 for $3,710 to related party and recognized gain on disposal of equipment of $2,007 during the year ended December 31, 2017. The Company treated the gain of $2,007 as capital contribution into additional paid in capital.

●	In the year ended December 31, 2017, the Company had $226,285 in revenue generated by land development and construction management activities from affiliated companies and $8,928 revenue from sale of home models to an affiliated company or total of $235,213.

●	On August 9, 2017, Seasons Creek Development LLC and Helpful Alliance have executed the Management Termination Settlement Agreement (the “Termination”), under which Helpful Alliance shall complete the steps of land development activities that initiated before the Termination but will continue until Seasons Creek Development LLC recordation of individual building lots, as will be indicated by the receipt of official documentation to that effect from Chesterfield County, Virginia authorities. Resulting from the Termination, Seasons Creek Development LLC will owe to Helpful Alliance Company (a) $916,140 for management of land development activities prior to the Termination, (b) $64,153 for reimbursement of expenses accrued prior to the Termination recorded as due from affiliate on our balance sheet as of June 30, 2017, and (c) $97,425 of accrued 14.0% annual preferred yield from November 30, 2016 to June 30, 2017 on ownership of 20 units Class A Preferred Share LLC Membership Interests of Seasons Creek Development LLC upon completion of project, a total of $1,077,718. We will recognize the $916,140 on the books of Helpful Alliance Company as due from affiliate upon recordation of individual building lots. There will be no compensation to Helpful Alliance Company from the Termination date to the date of recordation of individual building lots. Helpful Alliance Company no longer has any managerial power of control over the Seasons Creek Development LLC operations. The steps subject to completion under the Termination agreement shall be conducted by Helpful Alliance Company acting merely as agent-representative of Seasons Creek Development LLC and not as a manager. Specifically, the holder of Class-B LLC Membership Interests, Mr. Mirmanov, is appointed as Manager of Seasons Creek Development LLC effective from August 9, 2017. As Manager of Seasons Creek Development LLC, Mr. Mirmanov is able to exercise all managerial and executive powers over the Seasons Creek Development LLC operations, including but not limited to replacing Helpful Alliance Company in its role as agent-representative with any other individual or entity of his choice. Helpful Alliance Company would have no remedy for such a dismissal and/or replacement.

●	As of December 31, 2017, the Company has a payable of $1,000 to affiliated company for payments received on behalf of the affiliated company.

●	In December 2016 and in March and April 2017, the Company received an aggregate amount of $29,420 for customer deposit for land development services from an affiliated company. On January 1, 2018 the affiliated company converted the customer deposit into a note payable with principal amount of $29,420. The note accrues interest at an annual rate of 12.0%, payable quarterly, and matures on December 31, 2018.

●	On June 26, 2017 we received a customer deposit for construction management services from an affiliated company for construction of single-family home located at 5210 West Shore Drive, Midlothian, VA 23112. As of December 31, 2017, $12,500 of the deposit was unearned revenue.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

For the Company’s fiscal years ended December 31, 2017 and 2016, we were billed approximately $33,000 and $29,000, respectively, by Liggett & Webb, PA for professional services rendered for the audit and interim review of our financial statements filed with the Securities and Exchange Commission the Registration Statement on Form S-1 (File No. 333-205358), Quarterly Report on Form 10-Q and this Annual Report on Form 10-K.

Audit-Related Fees

There were no other fees for audit related services for the years ended December 31, 2017 and 2016.

Tax Fees and Other Fees

For the Company’s fiscal years ended December 31, 2017 and 2016, there were no fees billed for professional services rendered for tax compliance, tax advice, and tax planning or other services.

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

(b) Exhibits

See Exhibit Table below.

(c) Financial Statement Schedules

Not Applicable

Index to Exhibits

Exhibit No:	Description:

2.1	Agreement and Plan of Merger, dated March 15, 2015, between Helpful Technologies Inc., HAC Patents Merging Sub, LLC and Helpful Alliance Company (Incorporated by reference to Exhibit 2.1 to the Registration Statement on Form S-1 filed on June 30, 2015)

3.1	Articles of Incorporation, dated April 11, 2012, of Helpful Alliance Company filed with the Secretary of State of Florida (Incorporated by reference to Exhibit 3.1 to Amendment No. 2 to the Registration Statement on Form S-1 filed on January 11, 2016)

3.2	First Amended and Restated Articles of Incorporation, dated July 19, 2012, of Helpful Alliance Company filed with the Secretary of State of Florida (Incorporated by reference to Exhibit 3.2 to Amendment No. 2 to the Registration Statement on Form S-1 filed on January 11, 2016)

3.3	Second Amended and Restated Articles of Incorporation, dated July 1, 2014, of Helpful Alliance Company filed with the Secretary of State of Florida (Incorporated by reference to Exhibit 3.3 to Amendment No. 2 to the Registration Statement on Form S-1 filed on January 11, 2016)

3.4	Articles of Amendment to the Second Amended and Restated Articles of Incorporation, dated October 1, 2014, of Helpful Alliance Company filed with the Secretary of State of Florida (Incorporated by reference to Exhibit 3.4 to Amendment No. 2 to the Registration Statement on Form S-1 filed on January 11, 2016)

3.5	Third Amended and Restated Articles of Incorporation, dated January 2, 2015, of Helpful Alliance Company filed with the Secretary of State of Florida (Incorporated by reference to Exhibit 3.5 to the Registration Statement on Form S-1 filed on June 30, 2015)

3.6	Articles of Correction to the Third Amended and Restated Articles of Incorporation, dated January 26, 2015, of Helpful Alliance Company filed with the Secretary of State of Florida (Incorporated by reference to Exhibit 3.6 to Amendment No. 2 to the Registration Statement on Form S-1 filed on January 11, 2016)

3.7	Bylaws of Helpful Alliance Company, as amended (Incorporated by reference to Exhibit 3.7 to the Registration Statement on Form S-1 filed on June 30, 2015)

4.1	Specimen of Certificate for Common Stock (Incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1 filed on June 30, 2015)

4.2	Form of Stockholders’ Rights Agreement for Series-X Common Stock (Incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1 filed on June 30, 2015)

10.1	Board of Directors Services Agreement, dated January 28, 2015, between Helpful Alliance Company and Sergey Gurin (Incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-1 filed on June 30, 2015)

10.2	Board of Directors Services Agreement, dated January 28, 2015, between Helpful Alliance Company and Earl B. Hailston (Incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1 filed on June 30, 2015)

10.3	First Amended and Restated Board of Directors Services Agreement, Dated January 1, 2016, between Helpful Alliance Company and Earl B. Hailston.

10.4	Board of Directors Services Agreement, dated January 28, 2015, between Helpful Alliance Company and Maxim Temnikov (Incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-1 filed on June 30, 2015)

10.5	Sublease Agreement, dated January 1, 2015, between Helpful Technologies, Inc. and Helpful Alliance Company Incorporated by reference to Exhibit 10.4 to Amendment No. 2 to the Registration Statement on Form S-1 filed on January 11, 2016)

10.6	Form of Indemnification Agreement (Incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-1 filed on June 30, 2015)

10.7	Form of Subscription Agreement (Incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-1 filed on June 30, 2015)

10.8	Form of Operating Agreement for Project LLC (Incorporated by reference to Exhibit 10.7 to Amendment No. 1 to the Registration Statement on Form S-1 filed on November 10, 2015)

10.9	04-01-2015 Assignment US App 14337069 (Incorporated by reference to Exhibit 10.8 to Amendment No. 2 to the Registration Statement on Form S-1 filed on January 11, 2016)

10.10	04-08-2015 Notice of Recordation of Assignment US App 14337069 (Incorporated by reference to Exhibit 10.9 to Amendment No. 2 to the Registration Statement on Form S-1 filed on January 11, 2016)

10.11	Assignment Notice, dated April 1, 2015, between HAC Patents, LLC, as Assignor, and Helpful Alliance Company, as Assignee (Incorporated by reference to Exhibit 10.10 to Amendment No. 2 to the Registration Statement on Form S-1 filed on January 11, 2016)

10.12	Warrant Purchase Agreement, dated April 10, 2015, between Helpful Alliance Company, as Issuer, and AssetsTZ Holdings LLC, as warrant holder (Incorporated by reference to Exhibit 10.11 to Amendment No. 2 to the Registration Statement on Form S-1 filed on January 11, 2016)

10.13	Loan and Security Agreement, dated January 31, 2013, between Helpful Alliance Company, as Borrower, and Dmitry G. Andrienko, as Lender (Incorporated by reference to Exhibit 10.12 to Amendment No. 2 to the Registration Statement on Form S-1 filed on January 11, 2016)

10.14	$400,000 0% Promissory Note, dated February 21, 2013, by Helpful Alliance Company to Dmitry G. Andrienko (Incorporated by reference to Exhibit 10.13 to Amendment No. 2 to the Registration Statement on Form S-1 filed on January 11, 2016)

10.15	Loan and Security Agreement, dated March 31, 2013, between Helpful Alliance Company, as Borrower, and Zimas LLC, as Lender (Incorporated by reference to Exhibit 10.14 to Amendment No. 2 to the Registration Statement on Form S-1 filed on January 11, 2016)

10.16	$1,000,000 8% Promissory Note, dated April 1, 2013, by Helpful Alliance Company to Zimas LLC (Incorporated by reference to Exhibit 10.15 to Amendment No. 2 to the Registration Statement on Form S-1 filed on January 11, 2016)

10.17	Loan and Security Agreement, dated June 1, 2014, between Helpful Alliance Company, as Borrower, and Marusya Pro, LLC, as Lender (Incorporated by reference to Exhibit 10.16 to Amendment No. 2 to the Registration Statement on Form S-1 filed on January 11, 2016)

10.18	$1,000,000 6% Promissory Note, dated June 18, 2014, by Helpful Alliance Company to Marusya Pro, LLC(Incorporated by reference to Exhibit 10.17 to Amendment No. 2 to the Registration Statement on Form S-1 filed on January 11, 2016)

10.19	Loan and Security Agreement, dated June 1, 2014, between Helpful Alliance Company, as Borrower, and Zimas LLC, as Lender(Incorporated by reference to Exhibit 10.18 to Amendment No. 2 to the Registration Statement on Form S-1 filed on January 11, 2016)

10.20	$400,000 8% Promissory Note, dated June 30, 2014, by Helpful Alliance Company to Zimas LLC(Incorporated by reference to Exhibit 10.19 to Amendment No. 2 to the Registration Statement on Form S-1 filed on January 11, 2016)

10.21	Intellectual Property Assignment Agreement, dated May 20, 2012, between Helpful Technologies, Inc., as Assignor, and Helpful Alliance Company, as Assignee (Incorporated by reference to Exhibit 10.20 to Amendment No. 2 to the Registration Statement on Form S-1 filed on January 11, 2016)

10.22	Patent Assignment Agreement, dated March 18, 2014, between Helpful Alliance Company, as Assignor, and Helpful Technologies, Inc., as Assignee (Incorporated by reference to Exhibit 10.21 to Amendment No. 2 to the Registration Statement on Form S-1 filed on January 11, 2016)

10.23	Technology Assignment Agreement, dated December 10, 2015, between Sergey Gurin, as Assignor, and Helpful Alliance Company, as Assignee (Incorporated by reference to Exhibit 10.22 to Amendment No. 2 to the Registration Statement on Form S-1 filed on January 11, 2016)

10.24	Loan Agreement, dated September 1, 2014, between Helpful Technologies, Inc., as Borrower, and Helpful Alliance Company, as Lender (Incorporated by reference to Exhibit 10.23 to Amendment No. 2 to the Registration Statement on Form S-1 filed on January 11, 2016)

10.25	Amendment No. 1, dated December 14, 2015, to that certain Loan Agreement, dated September 1, 2014, between Helpful Technologies, Inc., as Borrower, and Helpful Alliance Company, as Lender (Incorporated by reference to Exhibit 10.24 to Amendment No. 2 to the Registration Statement on Form S-1 filed on January 11, 2016)

10.26	Loan Agreement, dated October 1, 2015, between Fuel Combustion Technologies, Inc., as Borrower, and Helpful Alliance Company, as Lender (Incorporated by reference to Exhibit 10.25 to Amendment No. 2 to the Registration Statement on Form S-1 filed on January 11, 2016)

10.27	Amendment No. 1, dated December 14, 2015, to that certain Loan Agreement, dated October 1, 2015, between Fuel Combustion Technologies, Inc., as Borrower, and Helpful Alliance Company, as Lender (Incorporated by reference to Exhibit 10.26 to Amendment No. 2 to the Registration Statement on Form S-1 filed on January 11, 2016)

10.28	Loan Agreement, dated July 7, 2015, between Helpful Technologies, Inc., as Borrower, and Helpful Alliance Company, as Lender (Incorporated by reference to Exhibit 10.27 to Amendment No. 2 to the Registration Statement on Form S-1 filed on January 11, 2016)

10.29	Amendment No. 1, dated December 14, 2015, to that certain Loan Agreement, dated July 7, 2015, between Helpful Technologies, Inc., as Borrower, and Helpful Alliance Company, as Lender (Incorporated by reference to Exhibit 10.28 to Amendment No. 2 to the Registration Statement on Form S-1 filed on January 11, 2016)

10.30	Operating Agreement, dated December 10, 2015, of Seasons Creek Development, LLC (Incorporated by reference to Exhibit 10.29 to Amendment No. 2 to the Registration Statement on Form S-1 filed on January 11, 2016)

10.31	Seasons Creek Development, LLC First Amended and Restated Limited Liability Company Agreement, dated October 19, 2016 (Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 filed on November 7, 2016)

10.32	Form of Subscription Agreement for Class B Membership Interests of Seasons Creek Development, LLC (Incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 filed on November 7, 2016)

10.33	Correction #1 to First Amended and Restated Limited Liability Company Agreement of Seasons Creek Development LLC, dated January 30, 2017, by and among the Members of Seasons Creek Development LLC

10.34	Operating Agreement, dated February 3, 2017, between Manager of Seasons Creek Development LLC and Members of 5210 W Shore Drive LLC

10.35	Loan Agreement, dated October 24, 2013, between Helpful Capital Group, LLC and Abratenko Labs, LLC (Incorporated by reference to Exhibit 10.30 to Amendment No. 3 to the Registration Statement on Form S-1 filed on February 8, 2016)

10.36	Amendment No. 1, dated October 10, 2015, to Warrant Purchase Agreement, dated April 10, 2015, between Helpful Alliance Company, as Issuer, and AssetsTZ Holdings LLC, as warrant holder (Incorporated by reference to Exhibit 10.31 to Amendment No. 3 to the Registration Statement on Form S-1 filed on February 8, 2016)

10.37	Settlement Agreement, dated February 3, 2015, between Helpful Alliance Company and Zimas LLC (Incorporated by reference to Exhibit 10.32 to Amendment No. 3 to the Registration Statement on Form S-1 filed on February 8, 2016)

10.38	Stipulation for Settlement, entered into on March 31, 2016, by and among Helpful Capital Group, LLC, Thriving Investments, LLC and FVZ, LLC (Incorporated by reference to Exhibit 10.33 to Amendment No. 6 to the Registration Statement on Form S-1 filed on June 3, 2016)

10.39	Loan Amendment and Extension Agreement, dated April 29, 2016, between Helpful Alliance Company and Zimas LLC (Incorporated by reference to Exhibit 10.34 to Amendment No. 6 to the Registration Statement on Form S-1 filed on June 3, 2016)

10.40	Loan Amendment and Extension Agreement, dated January 27, 2017, between Helpful Alliance Company and Zimas LLC

10.41	Warrant Agreement, dated April 29, 2016, by Helpful Alliance Company, as Issuer, and Zimas LLC, as warrant holder (Incorporated by reference to Exhibit 10.35 to Amendment No. 6 to the Registration Statement on Form S-1 filed on June 3, 2016)

10.42	10% $600,000 Amended and Restated Promissory Note, dated May 16, 2016, from Helpful Alliance Company to Zimas LLC due June 30, 2016 (Incorporated by reference to Exhibit 10.36 to Amendment No. 6 to the Registration Statement on Form S-1 filed on June 3, 2016)

10.43	Loan Agreement, dated September 9, 2013, between Helpful Capital Group, LLC and Ameri Finance, Inc. (Incorporated by reference to Exhibit 10.37 to Amendment No. 7 to the Registration Statement on Form S-1 filed on July 27, 2016)

10.44	Loan Agreement, dated October 9, 2013, between Fund X, LLC and Ameri Finance, Inc. (Incorporated by reference to Exhibit 10.38 to Amendment No. 7 to the Registration Statement on Form S-1 filed on July 27, 2016)

10.45	Loan Assignment Agreement, dated February 14, 2014, between Helpful Capital Group, LLC and Helpful Alliance Company, Inc. (Incorporated by reference to Exhibit 10.39 to Amendment No. 7 to the Registration Statement on Form S-1 filed on July 27, 2016)

10.46	Loan Assignment Agreement, dated March 26, 2014, between Helpful Capital Group, LLC and Helpful Alliance Company, Inc. (Incorporated by reference to Exhibit 10.40 to Amendment No. 7 to the Registration Statement on Form S-1 filed on July 27, 2016)

10.47	Settlement Agreement, dated June 30, 2017, between Helpful Alliance Company and Zimas LLC (Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 filed on August 21, 2017)

10.48	Addendum to Settlement Agreement, dated June 30, 2017, between Helpful Alliance Company and Zimas LLC (Incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 filed on August 21, 2017)

10.49	Termination Agreement, dated August 9, 2017, between Helpful Alliance Company and Seasons Creek Development LLC (Incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 filed on August 21, 2017)

10.50	Project Origination Agreement, dated September 1, 2017, between Helpful Alliance Company and JSE Homes 1 LLC (Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 filed on November 8, 2017)

10.51	Project Origination Agreement, dated October 1, 2017, between Helpful Alliance Company and Profit Bright Development LLC (Incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 filed on November 8, 2017)

16.1	Letter, dated November 2, 2015, by Green & Company, CPAs (Incorporated by reference to Exhibit 16.1 to Amendment No. 1 to the Registration Statement on Form S-1 filed on November 10, 2015)

21*	Subsidiaries of the Registrant

31.1*	Certification of Principal Executive Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial and Accounting Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS^	XBRL Instance Document

101.SCH^	XBRL Taxonomy Extension Schema Document

101.CAL^	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB^	XBRL Taxonomy Extension Labels Linkbase Document

101.DEF^	XBRL Taxonomy Extension Definition Linkbase Document

101.PRE^	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

^ Furnished herewith. Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Exchange Act of 1934 and otherwise are not subject to liability.

Item 16. Form 10-K Summary.

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HELPFUL ALLIANCE COMPANY

By:	/s/ Jonathan Barker
Jonathan Barker
Chief Executive Officer
(Principal Executive Officer)

Date:	March 28, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jonathan Barker	Chief Executive Officer	March 28, 2018
Jonathan Barker	(Principal Executive Officer)

/s/ Maxim Temnikov	President and Director	March 28, 2018
Maxim Temnikov, Ph.D.

/s/ Sergey Gurin	Vice President, Interim Chief Financial Officer and Director	March 28, 2018
Sergey Gurin	(Principal Financial Officer and Principal Accounting Officer)

/s/ Earl B. Hailston	Chairman of the Board of Directors	March 28, 2018
Earl B. Hailston

